Form 10-Q
period 1998-09-30
PROMUS HOTEL CORP/DE/
filed 1998-11-12
CIK 1049533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                       TO

Commission File Number 1-13719


                            PROMUS HOTEL CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                              I.R.S.  No. 62-1716020
     (State of Incorporation)             (I.R.S. Employer Identification No.)


                               755 Crossover Lane
                          Memphis, Tennessee 38117-4900
               (Address of principal executive offices)(Zip Code)
                                 (901) 374-5000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     X                    No
                        ---------                   ---------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998.

                                 Common Stock ................85,550,097 shares





                                  Page 1 of 30
                              Exhibit Index Page 27

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          Item 1. Financial Statements
                          ----------------------------


     The accompanying unaudited consolidated condensed financial statements of Promus Hotel Corporation (Promus or the Company), incorporated in the state of Delaware, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These unaudited consolidated condensed financial statements should be read in conjunction with Promus' consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders.

                            Promus Hotel Corporation
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (unaudited)



                                                                December 31,   September 30,
                                                                    1997           1998
                                                                ----------     -----------

ASSETS
Cash and cash equivalents                                       $   24,066     $   13,470
Accounts receivable, net                                            78,941        106,793
Other                                                               43,222         28,044
                                                                ----------     ----------
  Total current assets                                             146,229        148,307
                                                                ----------     ----------
Property and equipment, net                                        960,231      1,097,443
Investments                                                        250,688        218,291
Management and franchise contracts, net                            440,568        431,746
Goodwill, net                                                      374,500        394,776
Notes receivable                                                    89,452         68,468
Investment in franchise system                                      50,421         49,035
Deferred costs and other assets                                     66,957         44,997
                                                                ----------     ----------
                                                                $2,379,046     $2,453,063
                                                                ----------     ----------
                                                                ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                           $  220,924     $  173,464
Current portion of notes payable                                    46,020          2,233
                                                                ----------     ----------
  Total current liabilities                                        266,944        175,697
                                                                ----------     ----------
Deferred income taxes                                              264,859        268,767
Notes payable                                                      671,978        735,624
Other long-term obligations                                         79,530         70,479
                                                                ----------     ----------
                                                                 1,283,311      1,250,567
                                                                ----------     ----------
Commitments and contingencies

Stockholders' equity:
  Common stock, $0.01 par value. Authorized 500,000,000 shares;
   86,118,141 and 87,373,797 shares issued and outstanding             861            874
  Additional paid-in capital                                       856,008        897,792
  Unearned employee compensation                                       (70)           (17)
  Retained earnings                                                225,335        365,369
  Accumulated other comprehensive income (loss)                     13,601         (1,866)
  Treasury stock, at cost (1,823,700 shares)                             -        (59,656)
                                                                ----------     ----------
                                                                 1,095,735      1,202,496
                                                                ----------     ----------
                                                                $2,379,046     $2,453,063
                                                                ----------     ----------
                                                                ----------     ----------


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            Promus Hotel Corporation
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)




                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                            ----------------------     ----------------------
                                                              1997          1998         1997          1998
                                                            --------      --------     --------      --------

Revenues:
  Franchise and management fees                             $ 50,401      $ 59,341     $140,695      $167,773
  Owned hotel revenues                                        93,453       107,355      281,842       300,946
  Leased hotel revenues                                      112,231       110,823      314,945       318,489
  Purchasing and service fees                                  5,563         7,091       12,622        18,379
  Other fees and income                                       13,067        11,617       44,162        35,910
                                                            --------      --------     --------      --------
      Total revenues                                         274,715       296,227      794,266       841,497
                                                            --------      --------     --------      --------

Operating costs and expenses:
  General and administrative expenses                         18,715        26,060       61,283        64,654
  Owned hotel expenses                                        53,697        64,752      168,386       184,489
  Leased hotel expenses                                       95,312        95,555      276,203       279,624
  Depreciation and amortization                               17,633        20,086       54,094        58,623
                                                            --------      --------     --------      --------
      Total operating costs and expenses                     185,357       206,453      559,966       587,390
                                                            --------      --------     --------      --------
Operating income                                              89,358        89,774      234,300       254,107

  Interest and dividend income                                 6,404         4,675       17,776        15,300
  Interest expense, net                                      (17,670)      (16,290)     (54,326)      (46,518)
  Gain on sale of real estate and securities                  15,318         8,541       38,482        10,826
                                                            --------      --------     --------      --------
Income before income taxes and minority interest              93,410        86,700      236,232       233,715
  Minority interest share of net income                       (1,220)       (1,313)      (2,666)       (3,016)
                                                            --------      --------     --------      --------
Income before income taxes                                    92,190        85,387      233,566       230,699
  Income tax expense                                         (35,933)      (33,557)     (91,031)      (90,665)
                                                            --------      --------     --------      --------
Net income                                                  $ 56,257      $ 51,830     $142,535      $140,034
                                                            --------      --------     --------      --------
                                                            --------      --------     --------      --------

Net income per share

      Basic                                                 $   0.65      $   0.60     $   1.65      $   1.62
                                                            --------      --------     --------      --------
                                                            --------      --------     --------      --------

      Diluted                                               $   0.64      $   0.60     $   1.62      $   1.60
                                                            --------      --------     --------      --------
                                                            --------      --------     --------      --------



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            Promus Hotel Corporation
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                                   1997         1998
                                                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                      $142,535      $140,034
 Adjustments to reconcile net income to net cash provided by operations:
   Payment of business combination expenses                                            -       (44,321)
   Depreciation and amortization                                                  54,094        58,623
   Other non-cash expenses                                                        10,047        (3,866)
   Equity in earnings of nonconsolidated affiliates                               (8,177)      (14,485)
   Gain on sale of real estate, securities and investments                       (42,023)      (12,391)
 Changes in assets and liabilities:
   Increase in accounts receivable, net                                          (17,611)      (17,170)
   (Increase) decrease in other current assets                                    (4,784)        9,636
   Increase in accounts payable and accrued expenses                              18,771         7,084
   Increase in deferred costs and other assets                                    (5,184)       (4,041)
   Increase (decrease) in other long-term obligations and
     deferred income taxes                                                         1,395        (1,319)
                                                                                --------       -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                   149,063       117,784
                                                                                --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                          (122,951)     (126,101)
   Acquisitions                                                                  (18,995)      (61,150)
   Proceeds from sale of real estate, securities and investments                 175,363        15,053
   Investments in and advances to partnerships and affiliates                    (32,872)      (20,145)
   Distributions from partnerships and affiliates                                  9,027        28,816
   Escrow deposits (held) used for development                                   (38,362)       20,537
   Loans to owners of managed and franchised hotels                              (15,982)      (14,163)
   Collections of loans to owners of managed and
     franchised hotels                                                            11,532        36,474
   Other                                                                            (874)          573
                                                                                 --------      --------
     NET CASH USED IN INVESTING ACTIVITIES                                       (34,114)     (120,106)
                                                                                 --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of common stock options                                  4,451        31,555
   Purchases of treasury stock                                                   (59,992)      (59,656)
   Net activity under revolving credit facilities                                (25,200)        7,320
   Proceeds from long-term debt                                                   40,000        14,422
   Principal payments on notes payable                                           (83,438)       (1,915)
                                                                                --------       -------
     NET CASH USED IN FINANCING ACTIVITIES                                      (124,179)       (8,274)
                                                                                --------       -------
Net decrease in cash and cash equivalents                                         (9,230)      (10,596)
Cash and cash equivalents, beginning of period                                    29,288        24,066
                                                                                --------       -------
Cash and cash equivalents, end of period                                        $ 20,058      $ 13,470
                                                                                --------       -------
                                                                                --------       -------

        The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - September 30, 1998 (UNAUDITED)
----------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------
On December 19, 1997, Doubletree Corporation (Doubletree) and Promus Hotel Corporation (PHC) merged in accordance with the Agreement and Plan of Merger (the Merger Agreement or the Merger) by and among Doubletree, PHC and Parent Holding Corp., a newly-formed corporation jointly owned by Doubletree and PHC. This transaction was accounted for as a pooling-of-interests and, accordingly, the accompanying consolidated condensed financial statements have been restated to combine the historical results of both Doubletree and PHC for all periods presented. Concurrent with consummation of the Merger, PHC was renamed Promus Operating Company, Inc. and Parent Holding Corp. was renamed Promus Hotel Corporation. Promus Hotel Corporation and subsidiaries are collectively referred to herein as Promus or the Company.

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. While management endeavors to make accurate estimates, actual results could differ from these estimates. Certain financial statement items from prior years have been reclassified to achieve consistency in presentation between Doubletree and PHC.

     During the first quarter of 1998, Promus adopted the provisions of Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The standard requires that entities include within their financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For Promus, adjustments to derive comprehensive income are comprised exclusively of changes in unrealized gains, net of gains realized, on its investments in common stock. Such adjustments, net of tax, for the nine months ended September 30, 1997 and 1998 were $5,086,229 and $(9,319,142), respectively.

NOTE 2 - NATURE OF OPERATIONS
-----------------------------
Through its wholly-owned subsidiaries, Promus franchises and manages hotels with the following brands: Doubletree Hotels, Doubletree Guest Suites, Embassy Suites, Club Hotels by Doubletree, Hampton Inn, Hampton Inn & Suites and Homewood Suites. Promus may also own all or a portion of these hotels or lease these hotels from others. In addition, Promus leases and manages hotels that are not Promus-branded. At September 30, 1998, Promus franchises 970 hotels and operates 343 hotels, of which 61 hotels are wholly-owned, 22 are partially-owned through joint ventures, 78 are leased from third parties and 182 are managed for third parties. These hotels are located in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and six foreign countries. The Company also operates and licenses vacation interval ownership systems under the Embassy Vacation Resort and Hampton Vacation Resort names.

     Promus' primary focus is to develop, grow and support its franchise and management business. Promus' primary sources of revenues are from the operations of owned and leased hotels, franchise royalty fees and management fees. Promus charges franchisees a royalty fee of up to four percent of room revenues. Management fees are based on a percentage of the managed hotels' gross revenues, operating profits, cash flow, or a combination thereof. Generally, the Company is also reimbursed for certain costs associated with providing central reservations, sales, marketing, accounting, data processing, internal audit and employee training services to hotels.

NOTE 3 - BUSINESS COMBINATIONS
------------------------------
Doubletree/Promus Merger
------------------------
The Company was formed on December 19, 1997, by the Merger of Doubletree and PHC. As a result of the Merger Agreement, (i) Doubletree and PHC became wholly-owned subsidiaries of Promus; (ii) each outstanding share of common stock of Doubletree was converted into one share of common stock of Promus; and (iii) each outstanding share of PHC common stock was converted into 0.925 of a share of common stock of Promus. The Merger qualified as a tax free exchange and was accounted for as a pooling-of-interests. Historical financial results of Doubletree and PHC have been combined for all periods presented.

     The results of operations for the separate companies and the pro forma combined results presented in the accompanying consolidated financial statements are as follows (in thousands):


                                (Unaudited)                   (Unaudited)
                             Three months ended             Nine months ended
                             September 30, 1997            September 30, 1997
                             ------------------            -------------------

         Revenues:
           Doubletree             $196,027                    $570,446
           PHC                      78,688                     223,820
                                  --------                    --------
           Combined               $274,715                    $794,266
                                  --------                    --------
                                  --------                    --------
         Net Income:
           Doubletree             $ 21,900                    $ 55,518
           PHC                      34,357                      87,017
                                  --------                    --------
           Combined               $ 56,257                    $142,535
                                  --------                    --------
                                  --------                    --------


In connection with the Merger, the Company recorded a $115.0 million provision for business combination expenses in December 1997. At September 30, 1998, $18.3 million of this provision remained and was classified within current liabilities.

Acquisition of Harrison Conference Associates, Inc.
---------------------------------------------------
In January 1998, the Company acquired Harrison Conference Associates, Inc. (Harrison) for approximately $61.2 million cash, including acquisition costs, in a transaction accounted for as a purchase. Harrison is a leading conference center operator with over 1,200 rooms under management, including two owned and six managed properties.

NOTE 4 - INVESTMENTS
--------------------
Investments consist of the following (in thousands):



                                                December 31,   September 30,
                                                   1997            1998
                                                -----------      --------

Hotel partnerships                               $168,884        $161,584
Investments in common stock (at market)            63,304          38,207
Convertible preferred stock                        18,500          18,500
                                                 --------        --------
                                                 $250,688        $218,291
                                                 --------        --------
                                                 --------        --------

The Company's non-controlling general and/or limited partnership interests in hotel partnerships range from less than 1.0% to 50.0%. Investments in common stock are carried at market value. Promus' cost of these investments at September 30, 1998 was approximately $40.7 million.

NOTE 5 - NOTES PAYABLE
----------------------
Promus' indebtedness consists of the following (in thousands):



                                                         December 31,   September 30,
                                                            1997            1998
                                                         -----------    -------------

Promus Facility                                           $607,050        $590,650
Mortgages, LIBOR plus 1.5% - 8.0%, maturities
  through 2008                                              85,037          96,228
Convertible rate term loan                                  20,000          20,000
Notes payable and other unsecured debt, 5.6%-13.0%,
  maturities through 2022                                    5,911          30,979
                                                          --------        --------
                                                           717,998         737,857
Current portion of notes payable                           (46,020)         (2,233)
                                                          --------        --------
                                                          $671,978        $735,624
                                                          --------        --------
                                                          --------        --------


In the third quarter of 1998, a consolidated joint venture of the Company refinanced its debt. At December 31, 1997, the joint venture's debt of $45 million was included in the current portion of notes payable.

Derivative Financial Instruments
--------------------------------
In order to manage its interest rate sensitivity, Promus maintains several interest rate swap agreements which serve to convert a portion of the Promus Facility from a floating to a fixed rate. At September 30, 1998, the fair value of Promus' swap agreements, which Promus would have been required to pay to terminate them, was approximately $5.1 million.

NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------
In August 1998, Promus' board of directors authorized the Company to repurchase up to $200 million of its common stock for cash. The authorization allows the Company to conduct the repurchase program in the open market, or in negotiated or block transactions at prevailing market prices until December 31, 1999. Through September 30, 1998, the Company had repurchased 1,823,700 shares of its common stock at a total cost of approximately $59.7 million.

NOTE 7 - EARNINGS PER SHARE
---------------------------
The following table reflects Promus' weighted average common shares outstanding and the impact of its dilutive common share equivalents (in thousands):

                                                   Three months ended          Nine months ended
                                                      September 30,               September 30,
                                                  --------------------        --------------------
                                                    1997        1998            1997        1998
                                                   ------      ------          ------      ------

Basic weighted average shares outstanding          86,206      86,552          86,472      86,631
  Effect of dilutive securities:
    Restricted stock                                   10           -               7           -
    Stock options and warrants                      1,723         447           1,628         721
                                                   ------      ------          ------      ------
Diluted weighted average shares outstanding        87,939      86,999          88,107      87,352
                                                   ------      ------          ------      ------
                                                   ------      ------          ------      ------


Outstanding options to purchase shares of common stock, where the options' exercise prices were greater than the average market price of the common shares for the time period reported, must be excluded from the above computations of diluted weighted average outstanding shares. For the three months ended September 30, 1998, 5,713,750 options were excluded. For the three months ended September 30, 1997, no options were excluded. For the nine months ended September 30, 1998 and 1997, 137,346 and 13,705 options were excluded, respectively.

NOTE 8 - STOCK OPTIONS
----------------------
The 1997 Equity Participation Plan (the Plan) allows options to be granted to key personnel to purchase shares of the Company's stock at a price not less than the current market price at the date of grant. The options vest annually and ratably over a four year period from the date of grant and expire ten years after the grant date. An aggregate of 10,000,000 shares have been authorized for issuance under the Plan. In addition, shares existing prior to the Merger under Doubletree and PHC's former plans were converted into options under the Plan. These converted options were issued with identical remaining terms and conditions, except such options were immediately vested, in accordance with the terms of the prior plans. The Plan also provides for the issuance of stock appreciation rights, restricted stock or other awards. As of September 30, 1998, approximately 7,454,000 options were outstanding under the Plan.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------
Cash paid for interest, net of interest capitalized, amounted to $37.5 million and $44.4 million for the nine months ended September 30, 1998 and 1997, respectively. Cash paid for income taxes, net of refunds received, amounted to $44.7 million and $73.8 million for the nine months ended September 30, 1998 and 1997, respectively.

NOTE 10 - RFS HOTEL INVESTORS, INC. LEASES
-----------------------------------------
On September 8, 1998, RFS Hotel Investors, Inc. (RFS REIT) and Equity Inns, Inc. announced the termination of their merger plans. RFS REIT had previously informed the Company that they intended to terminate the Company's leasehold interests when the transaction was completed. As a result of the foregoing, the Company continues to lease the hotels under the terms of the lease agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

On December 19, 1997, Doubletree Corporation (Doubletree) and Promus Hotel Corporation (PHC) merged in a transaction that qualified as a tax free exchange and was accounted for as a pooling-of-interests; accordingly, the accompanying consolidated financial statements and financial information contained herein have been restated to combine the historical results of both Doubletree and PHC for all periods presented.

     As of September 30, 1998, the Promus hotel system contained 1,313 hotels, representing over 190,000 hotel rooms, in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and six foreign countries. Promus brands include some of America's premier hotel products, including Doubletree Hotels, Doubletree Guest Suites, Embassy Suites, Club Hotels by Doubletree, Hampton Inn, Hampton Inn & Suites and Homewood Suites. The Promus system also includes certain properties that are not Promus-branded.

     Of these 1,313 hotels, 970 are owned and operated by franchisees, and 343 are operated by the Company. Depending on the hotel brand, Promus charges each franchisee royalty fees of up to four percent of suite or room revenues in exchange for the use of one of its brand names and franchise-related services. Company operated properties include 61 wholly-owned hotels, 78 leased hotels, 22 hotels partially-owned through joint ventures and 182 hotels managed for third parties. As a manager of hotels, Promus is typically responsible for supervising or operating the hotel in exchange for fees based on a percentage of the hotel's gross revenues, operating profits, cash flow, or a combination thereof. The Company's results of operations for owned and leased hotels reflect the revenues and expenses of these hotel operations.

     Promus also licenses eight vacation interval ownership properties under the Embassy Vacation Resort and Hampton Vacation Resort brand names, for which the Company earns franchise fees on net interval sales and on revenues related to the rental of interval units. Promus also earns management fees for its role as manager of some of the vacation resort properties.

     Promus' primary focus is to grow its franchise and management businesses, while limiting its ownership of real estate. The Company owns a mix of Promus-brand hotels that can enhance its role as manager and franchisor for its brands, but periodically sells hotels as opportunities arise to realize a hotel's appreciated value.

RESULTS OF OPERATIONS
---------------------
The principal factors which affect Promus' results are: continued growth in the number of system hotels; occupancy and room rates achieved by hotels; the relative mix of owned, leased, managed and franchised hotels; and Promus' ability to manage costs. The number of rooms at franchised and managed properties and revenue per available room (RevPAR) significantly affect Promus' results because franchise royalty and management fees are generally based upon a percentage of room revenues. Increases in franchise royalty and management fee revenues have a favorable impact on Promus' operating margin due to minimal incremental costs associated with this type of revenue.

     Though its revenues come from various sources, nearly all components of Promus' revenues are favorably impacted by system-wide increases in RevPAR. On a comparable hotel basis, RevPAR increases were as follows:

Revenue per Available Room
Comparable Hotels (a)



                              Three months ended September 30,              Nine months ended September 30,
                              --------------------------------              -------------------------------
                               1997        1998       Increase               1997       1998       Increase
                              ------      ------      --------              ------     ------      --------


Doubletree Hotels             $75.19      $78.35          4.2%              $76.68      $81.51         6.3%
Red Lion hotels converted
  to Doubletree Hotels         70.54       72.51          2.8%               65.05       66.68         2.5%
Embassy Suites                 87.75       89.94          2.5%               87.00       90.48         4.0%
Hampton Inn                    50.65       52.47          3.6%               47.22       49.01         3.8%
Hampton Inn & Suites           59.00       63.13          7.0%               58.33       62.88         7.8%
Homewood Suites                72.45       76.07          5.0%               72.77       76.19         4.7%
Other hotels (b)               67.63       70.54          4.3%               63.67       66.85         5.0%


(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of September 30, 1998 and managed or franchised by PHC or managed by Doubletree since July 1, 1997 for the third quarter results and January 1, 1997 for the nine months results. Doubletree franchised hotels are not included in the statistical information.

(b) Includes results for the 15 Red Lion hotels that have not been converted to the Doubletree brand as well as the results for comparable hotels managed under other franchisors' brands or as independent hotels.

Three Months Ended September 30, 1998 Compared with Three Months
----------------------------------------------------------------
Ended September 30, 1997
------------------------

Third quarter 1998 revenues increased 7.8%, or $21.5 million, to $296.2 million compared to third quarter 1997 revenues of $274.7 million.

     Revenues from franchise and management fees increased $8.9 million, or 17.7%, for the third quarter 1998 as compared with the third quarter of 1997. The increase was due to growth in the number of franchised and managed properties as well as improved performance at existing franchised and managed properties. Since September 30, 1997 the Company has added 150 franchise and management contracts (net of terminations). New contracts represented 58.5% of the third quarter 1998 increase in franchise and management fees. Incentive management fees increased 26.8% in the third quarter of 1998 compared to the third quarter of 1997 to approximately $7.1 million.

     Owned hotel revenues for the third quarter increased 14.9%, or $13.9 million, from the third quarter of 1997. Owned hotel expenses increased by 20.6%, or $11.1 million in the third quarter of 1998 as compared to 1997. Leased hotel revenues decreased $1.4 million, or 1.3%, for the third quarter of 1998 over the third quarter of 1997, due to the decrease in the number of leased hotel properties compared to the same period in 1997. Leased hotel expenses were almost flat for the third quarter of 1998 compared to the third quarter of 1997. Owned hotel margins decreased from 42.5% in the 1997 third quarter to 39.7% for the three months ended September 30, 1998. Leased hotel margins decreased from 15.1% to 13.8% during the same periods. During the first half of 1997 the Company implemented a cost reduction program at its owned and leased Red Lion conversion hotels, the impact of which was fully realized during the 1997 second half. Since then inflationary cost increases coupled with moderating revenue growth have contributed to a decline in operating margins. Additionally, the owned and leased hotels have been affected by softer demand in certain West Coast markets due to Asian economic difficulties and owned hotels have been further impacted by new hotels opening in the third quarter of 1998, which typically generate lower margins prior to reaching maturity.

     Purchasing and service fees increased 27.5%, or $1.5 million for the three months ended September 30, 1998, over the same period in 1997. The increase is due to continued growth in existing preferred vendor programs, the impact of new initiatives, and the introduction of the programs to all hotels in the system.

     Other fees and income decreased $1.4 million in the 1998 third quarter as compared with the same period in 1997. During the third quarter of 1997, the Company realized a $4.3 million gain related to the sale of two joint venture hotels. Excluding this unusual item, other fees and income for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 would have increased $2.9 million or 33.1%, primarily due to an increase in earnings from unconsolidated joint ventures.

     On August 4, 1998, the Company's Board of Directors announced its unanimous decision to seek a new Chief Executive Officer to move the Company to its next stage of profitable growth and to capitalize on the strengths of the Company. As a result, the Company's chief executive officer and president have jointly decided to leave Promus as soon as a new chairman and chief operating officer have been named. Included in general and administrative expenses in the 1998 third quarter is a charge of $10.1 million for accrued severance and employment related expenses associated with these pending resignations. Excluding the effect of the charge for severance and employment related expenses, general and administrative expenses decreased $2.8 million, or 14.9%, in the third quarter of 1998 over the third quarter of 1997 as the Company realizes the cost savings from the integration of PHC and Doubletree and the elimination of redundant positions and facilities.

     Depreciation and amortization increased 13.9%, or $2.5 million, in the quarter ended September 30, 1998 compared to the same period in 1997, due primarily to the acquisition of Harrison Conference Associates, Inc. (Harrison) in January 1998 and the increase in owned hotels.


     Interest and dividend income decreased $1.7 million or 27.0%, for the third quarter of 1998 compared to the third quarter of 1997, due to lower dividend income resulting from the 1997 and 1998 sales of portions of the Company's common stock investments. Interest expense decreased $1.4 million or 7.8% in 1998 as compared to 1997, due to lower overall borrowing costs and a decrease in the amount of average borrowings. The Company's current interest rate is more favorable than Doubletree and PHC's separate borrowing rates prior to the Merger.

     Gains on the sales of real estate and securities for the third quarter of 1998 totaled $8.5 million compared to $15.3 million for the same period in 1997. The gains for 1998 were realized from the sale of securities. The 1997 gains were realized from the sale of two company owned hotels.

     Operating results for the third quarter of 1998 reflect an overall tax rate of 39.3%, compared with an overall rate of 39.0% for the 1997 period. Minority interest share of net income reflects the profits allocable to third party owners of consolidated joint venture hotels.

     Net income and earnings per diluted share for the quarter ended September 30, 1998 were $51.8 million and $0.60, respectively, compared to $56.3 million and $0.64, respectively for 1997. Comparison of these operating results is difficult due to the inclusion in the third quarters of 1998 and 1997 of certain unusual items. Included in third quarter 1998 results were a realized gain of $8.5 million on the sale of securities and a $10.1 million charge for accrued severance and employment related expenses associated with the pending resignations of the Company's current CEO and President that are to take effect upon the selection of a new CEO. Unusual items for the third quarter of 1997 include a $15.3 million gain on the sale of two company owned hotels and a $4.3 million gain on the sale of two joint venture hotels. Excluding these items, net income and earnings per diluted share for the third quarter of 1998 and 1997 would have been $52.8 million and $0.61 and $44.3 million and $0.50, respectively. This represents an increase in net income of 19.1% and an increase in earnings per diluted share of 22%.

Nine Months Ended September 30, 1998 Compared with Nine Months
--------------------------------------------------------------
Ended September 30, 1997
------------------------
Revenues for the first nine months of 1998 increased 5.9%, or $47.2 million over the same period in 1997, to $841.5 million.

     Revenues from franchise and management fees increased $27.1 million, or 19.2% for the first nine months of 1998 as compared to the first nine months of 1997. The increase was due to growth in the number of franchised and managed properties as well as improved performance at existing franchised and managed properties. Since September 30, 1997 the Company has added 150 franchise and management contracts (net of terminations). New contracts represented 55.6% of the year-over-year increase in franchise and management fees. Incentive management fees increased 25.3% for the first nine months of 1998 over the same period in 1997 to approximately $22.5 million.

     Owned hotel revenues increased 6.8%, or $19.1 million for the first nine months of 1998 compared to the first nine months of 1997. Owned hotel expenses increased by 9.6%, or $16.1 million for the nine months ended September 30, 1998 as compared to the same period in 1997. Leased hotel revenues increased $3.5 million, or 1.1% for the first nine months of 1998 when compared to the same period in 1997. Leased hotel expenses increased 1.2%, in 1998 on a year-to-year comparison with 1997. The Company leases 10 fewer hotels at September 30, 1998 compared to September 30, 1997. Owned hotel margins decreased from 40.3% in the first nine months of 1997 to 38.7% for the nine months ended September 30, 1998. Leased hotel margins decreased from 12.3% to 12.2% during the same periods. During the first half of 1997 the Company implemented a cost reduction program at its owned and leased Red Lion conversion hotels, the impact of which was fully realized during the 1997 second half. Since then inflationary cost increases coupled with moderating revenue growth have contributed to a decline in operating margins. Additionally, the owned and leased hotels have been affected by softer demand in certain West Coast markets due to Asian economic difficulties and owned hotels have been further impacted by new hotels opening in the first nine months of 1998, which typically generate lower margins prior to reaching maturity.

     Purchasing and service fees increased 45.6%, or $5.8 million for the nine months ended September 30, 1998 over the same period in 1997. The increase is due to continued growth in existing preferred vendor programs, the impact of new initiatives, and the introduction of the programs to all hotels in the system.

     Other fees and income decreased $8.3 million, or 18.7% in the first nine months of 1998 compared to the same period in 1997. Included in the nine months ended September 30, 1998 and 1997 are certain unusual items. In the first nine months of 1998, the Company realized gains of $1.3 million on the sale of excess joint venture land. During the first nine months of 1997, the Company realized a break-up fee of $10.9 million (net of expenses) on a terminated transaction and a net gain of $6.2 million from the sale of 23 joint venture hotels and the Company's management rights for a planned hotel in Atlantic City. Excluding these unusual items, other fees and income on a year-to-year comparison increased $7.6 million or 28.1%, primarily due to an increase in earnings from unconsolidated joint ventures.

     General and administrative expenses increased $3.4 million, or 5.5%, in the first nine months of 1998. Included in the nine months ended September 30, 1998, is a charge of $10.1 million for accrued severance and employment related expenses associated with the pending resignations of the Company's current CEO and President. The first nine months of 1997 included a $5.4 million charge related to the establishment of certain long-term executive compensation programs. Excluding these charges, general and administrative expenses decreased $1.3 million, or 2.3%. This decrease is due primarily to the realization, in the third quarter, of cost savings from the integration of PHC and Doubletree and the elimination of redundant positions and facilities.

     Depreciation and amortization increased 8.4%, or $4.5 million, in the first nine months of 1998, due primarily to the acquisition of Harrison in January 1998 and the increase in owned hotels since September 30, 1997.

     Interest and dividend income decreased $2.5 million or 13.9% in the 1998 nine month period, primarily due to lower dividend income resulting from sales during 1997 and 1998 of portions of the Company's common stock investments. Interest expense decreased $7.8 million or 14.4% in 1998 as compared to 1997, primarily due to lower overall borrowing costs and a decrease in the amount of average borrowings. The Company's current interest rate is more favorable than Doubletree and PHC's separate borrowing rates prior to the Merger.

     Gains on sales of real estate and securities for the nine months ended September 30, 1998 consisted of $10.2 million of gains on the sale of securities and $0.6 million of net gains on the sale of real estate. For the same period in 1997, gains on the sale of real estate and securities consisted of $11.2 million in gains from the sale of securities and gains of $27.2 million on the sale of four hotels.

     Operating results for the first nine months of 1998 reflect an overall tax rate of 39.3%, compared with an overall rate of 39.0% for the 1997 period. Minority interest share of net income reflects the profits allocable to third party owners of consolidated joint venture hotels.

     Net income and earnings per diluted share for the nine months ended September 30, 1998, were $140.0 million and $1.60, respectively compared to $142.5 million and $1.62, respectively for 1997. Comparison of these operating results is difficult due to the inclusion in 1998 and 1997 of certain unusual items. Unusual items included in the operating results for the first nine months of 1998 are gains of $10.2 million on the sale of securities, a realized gain of $1.3 million on the sale of excess joint venture land, a $10.1 million charge for accrued severance and employment related expenses associated with the pending resignations of the Company's current CEO and President, and $0.6 million of other miscellaneous gains. Unusual items for 1997 include gains of $27.2 million on the sale of four hotels, gains of $11.2 million on the sale of securities, a $10.9 million breakup fee received on a terminated transaction, gains of $6.2 million on the sale of 23 joint venture hotels and Promus' management rights for a hotel under development, and $5.4 million of expenses for the establishment of long-term compensation plans. Excluding these items, net income and earnings per diluted share for 1998 and 1997 would have been $138.8 million and $1.59 and $112.0 million and $1.27, respectively. This represents an increase in net income of 23.9% and an increase in earnings per diluted share of 25.2%.

Overall
-------
The Company's operating income, excluding the effect of unusual items, increased 17.5% to $99.9 million for the third quarter of 1998 from $85.0 million for the same period in 1997. Promus' operating income, excluding the effect of unusual items, increased 18.1% to $262.9 million in the first nine months of 1998 from $222.6 million in 1997. Though increases in operating income are in part due to revenue growth, growth has also come from the changing mix of Promus' business. Due to the size and strength of Promus' infrastructure and systems, openings of additional franchised or managed properties require fewer incremental costs, and the growth which has occurred in Promus' franchise and management portfolio over the past several years has served to improve overall operating profitability.

DEVELOPMENT
-----------
Hotels
------
Promus is an industry leader in hotel development. In the first nine months of 1998, the Company added 114 net hotels and 11,379 net rooms to its hotel system, compared to the addition of 129 net hotels and 14,462 net rooms during the first nine months of 1997. Net room additions, by brand, are as follows:


                                                    Net Rooms Added
                                  -------------------------------------------------------------
                                  Quarter Ended September 30,   Nine Months Ended September 30,
                                  ---------------------------   -------------------------------
                                        1997      1998                 1997        1998
                                       ------    ------               ------      ------

Doubletree Hotels (a)                     703       999               15,339         906
Hampton Inn                             2,686     1,922                8,474       7,145
Hampton Inn & Suites                      589       460                1,243       1,900
Embassy Suites                            376       401                  539         243
Homewood Suites                           741       328                1,281       2,067
Other (a)                                (222)     (185)             (12,414)       (882)
                                        -----     -----               ------      ------
                                        4,873     3,925               14,462      11,379
                                        -----     -----               ------      ------
                                        -----     -----               ------      ------


(a) Reflects the 1997 conversion of 40 Red Lion Hotels to Doubletree full-service hotels.


     Hampton Inn continued to lead the Company's unit growth, with a net of 27 properties adding 1,922 rooms during the quarter and 81 properties adding 7,145 rooms in the first nine months. Promus will continue growing the Hampton Inn brand as demand from franchisees and guests remains strong, but the pace of Hampton Inn approvals has declined slightly, in part because of the supply growth over the past several years in Hampton Inn's mid-price market segment. Doubletree added five hotels and 999 rooms during the three months ended September 30, 1998. For the nine months ended September 30, 1998, Doubletree added a net of five hotels and 906 rooms. This consisted of eleven new franchise and management contracts, offset by management's decision to terminate two franchised properties and one management contract, along with the loss of three franchised properties due to changes in ownership. The greatest percentage growth occurred within the Homewood Suites and Hampton Inn & Suites brands. Homewood Suites added 18 properties totaling 2,067 rooms, in the first nine months of 1998. Hampton Inn & Suites added 15 properties totaling 1,900 rooms during the first nine months of 1998. This growth represents an increase of 39.3% and 55.0%, respectively in these brands' total rooms.

     Promus' pipeline as of September 30, 1998 contained 343 properties that were either in the design or construction phase, as follows:


                                           Under
                                    Construction/     In
                                      Conversion    Design    Total
                                    ------------    ------    -----

     Hampton Inn                            89        103      192
     Homewood Suites                        18         20       38
     Hampton Inn & Suites                   17         33       50
     Embassy Suites                          8         26       34
     Doubletree Hotels and Guest Suites      5          9       14
     Club Hotels by Doubletree               4          8       12
     Other                                   1          2        3
                                           ---        ---      ---
                                           142        201      343
                                           ---        ---      ---
                                           ---        ---      ---

     The 343 properties in the development pipeline represent almost 43,000 rooms. During the quarter, the Company's rate of rescissions on its development pipeline were consistent with past history. Twenty-eight of the properties within the pipeline are being developed by the Company to be sold to strategic alliance partners or for operation as Company owned hotels; the remainder are being developed by franchisees. Financing for our franchise driven brands continues to be made available by local and regional banks. The underwriting on these loans remains conservative with loan-to-cost ratios of 60-75% with developers providing the balance of the funding.

     Promus plans to actively pursue development opportunities for all its brands. This development is expected to come through both the ground-up construction of new hotels discussed above and the acquisition of management contracts and/or existing hotels. In addition, Promus is assessing the market position of individual properties/markets, and could consider repositioning some hotels by rebranding existing properties or acquiring or selling selected properties.

Strategic Alliances and Acquisitions
------------------------------------
On May 1, 1998, Promus announced an agreement with FelCor under which Promus will manage five Embassy Suites hotels and one Doubletree hotel that were purchased by FelCor. These hotels, all of which were previously franchised properties, will operate under 20-year license agreements and 10-year management contracts. Under the terms of this agreement, Promus has guaranteed payment of 12.5% of the first year's rent to the lessee in order to capitalize the lessee for REIT purposes.

     The Company executed an extension of its lease agreement with Starwood Financial Trust on September 15, 1998. The agreement, which covers 17 properties (11 Doubletree and six Red Lion hotels), extends the initial term of the lease by 10 years, maturing December 31, 2020. The lease agreement has three five-year renewal options available. In addition, the extension agreement changes the timing of the base rent payments from quarterly to monthly.

     In January 1998, Promus acquired Harrison Conference Associates, Inc. (Harrison) for $61.2 million in cash, including acquisition costs. Harrison is a leading conference center operator with over 1,200 rooms under management, including two owned and six managed properties.

Vacation Resorts
----------------
The Company has two licensed Promus Vacation Resort (PVR) products: Embassy Vacation Resorts and Hampton Vacation Resorts. PVR statistics are as follows:


                                            December 31,   September 30,
                                                1997           1998
                                            -----------    ------------

     Total vacation resorts open                    6             8
     Total available timeshare units            1,046         1,316
     Total available timeshare intervals       53,346        67,116
     Total timeshare intervals sold*           10,304        21,263


*Includes presold intervals for resorts under construction

PVR also manages a non-Promus branded resort property in Miami, Florida.



CAPITAL SPENDING
----------------
The Company expects to spend between $220.0 million and $270.0 million during 1998 to fund hotel and resort development, refurbish existing facilities, support its hotel management and business systems, loan funds to hotel owners, invest in joint ventures, and pursue other corporate related projects. If the Company identifies other significant acquisition and/or investment opportunities, 1998 capital spending could increase from these planned levels. In order to maintain Promus' quality standards, ongoing refurbishment of existing company owned and leased hotel properties will continue in 1998 with estimated annual expenditures of approximately $46.0 million. Promus' capital expenditures, excluding the Harrison purchase, totaled $148.9 million for the nine months ended September 30, 1998. Additionally, the Company has spent $59.7 million through September 30, 1998 to reacquire a portion of its outstanding shares under the $200 million share repurchase program authorized by the Company's board of directors and announced in August 1998. The Company anticipates that it will continue to reacquire shares during the fourth quarter and into 1999.

     Cash necessary to finance projects currently identified, as well as additional projects to be pursued by Promus, will be made available from operating cash flows, the Promus Facility, joint venture partners, specific project financing, sales of existing hotel assets and/or investments and, if necessary, Promus debt and/or equity offerings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Operating cash flow decreased $31.3 million in the first nine months of 1998 from 1997 levels. This decrease is primarily due to the payment of $44.3 million of business combination expenses and lower gains on the sale of real estate and securities in the current year. Net income in the 1997 period included $16.6 million in nonoperating gains from property sales, gains of $6.8 million on the sale of securities, along with $7.1 million in other income, which was of a nonrecurring nature.

     Cash flows used in investing activities increased in 1998 from 1997 levels, due to the 1998 $61.2 million purchase of Harrison, the acquisition of two newly built Homewood Suites hotels for $17.9 million, and the decrease in proceeds from the sales of investments and real estate from $175.4 million in 1997 to $15.1 million in 1998. The increase in cash flows used in 1998 over 1997 was partially offset by higher distributions from partnerships and affiliates, the release of escrow deposits, and repayments of loans by hotel owners.

     Cash used for financing activities decreased in 1998 from 1997. The net use in the first nine months of 1998 was attributable to common stock repurchases of $59.7 million which were offset by proceeds of $31.6 million from the exercise of stock options and the increase of $19.8 million in net borrowings of long-term debt. In the same period of 1997, repurchases of common stock of $60.0 million under a previous share repurchase program and net repayments of $68.6 million of long-term debt were the primary uses of cash for financing activities.

     On September 30, 1998, the Company had a working capital deficit of $27.4 million, compared to a $120.7 million deficit at December 31, 1997. The decrease in the working capital deficit is primarily due to the payment of $44.3 million in business combination expenses and the refinancing of $45 million of a consolidated joint venture's debt. Both items were carried in current liabilities at December 31, 1997. The Company's cash management program uses all excess cash to pay down amounts outstanding under the Promus Facility. Promus does not believe that the current ratio is an appropriate measure of its short-term liquidity without considering the aggregate availability of its capital resources.

     Promus believes that these resources, consisting of strong operating cash flow, available borrowings under the Promus Facility, and Promus' ability to obtain additional financing through various financial markets, are sufficient to meet its liquidity needs.

YEAR 2000
---------
With the approach of the year 2000, there has been concern over the impact of this event on computer systems worldwide. Promus began assessing the impact of the year 2000 on its business in 1996 and established a Year 2000 Project Team. The Project Team developed a project plan and performed a review of all internal computer applications and associated interfaces to external systems to determine any effects of the year 2000 change. Detail analysis of all internal computer applications was completed in the second quarter of 1997 and the results were reviewed by an outside Year 2000 specialist. The analysis confirmed that the Company's "key business systems" (e.g. reservations delivery, hotel level proprietary property management systems, and financial and human resources systems) are Year 2000 compliant. The Company will conduct an integrated system test during the fourth quarter of 1998. Modifications, if any, identified as a result of the test will be performed during the first half of 1999. Additionally, requests for Year 2000 compliance letters have been sent to all external vendors. Follow-up with all vendors will continue through the third quarter of 1999.

     The Company has formed a Year 2000 steering committee which is composed of senior management from all areas of the Company. The steering committee meets monthly and reviews the project's progress, new issues, contingency plans, and discusses plans for resolutions.

     Owners and operators of the Company's franchised hotel brands have also been included in the Year 2000 project. Each hotels' management will be required to provide the compliance status for their respective hotels. Follow-up with the hotels will continue through the end of 1998.

     The Company's key business systems will be ready for the Year 2000 and will pose minimal risk to business disruption. The costs incurred by the Company to become Year 2000 compliant are not currently expected to have a material adverse effect on the Company's financial position or results of operations in future periods. Promus, the hotels that it franchises, manages, and owns are also dependent on external businesses that supply them with goods and services, such as utility companies, telephone companies, financial institutions, food suppliers, and airlines. The Company is not able to control or ensure that all of these businesses will be Year 2000 compliant and, accordingly, such lack of compliance may negatively affect the Company and its franchised, managed, and owned hotels. The Project Team and the Steering Committee are in the process of developing contingency plans where risks appear to exist. These plans will be complete by the second quarter of 1999.

Recently Issued Accounting Standards
------------------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives either as assets or liabilities in the statement of financial position and measure those instruments at fair value.

     SFAS No. 133 allows an entity to designate a derivative instrument, if certain conditions are met, as one of the following three types: 1) a Fair Value Hedge, which is a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, 2) a Cash Flow Hedge, which is a hedge of the exposure to variability in the cash flow of a recognized asset or liability, or of a forecasted transaction, or 3) a Foreign Currency Hedge, which is a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction, or a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company's derivatives at September 30, 1998 would be considered as Cash Flow Hedges.

     SFAS No. 133 amends SFAS No. 52, "Foreign Currency Translation", SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. Earlier application is encouraged, but the Statement should not be applied retroactively to financial statements of prior periods. The adoption of SFAS No. 133 is not anticipated to have a material impact on the financial position or results of operations of the Company.


FORWARD-LOOKING INFORMATION
---------------------------
Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws. Such statements are based on management's beliefs, assumptions and expectations, which in turn are based on information currently available to management. The Company's actual performance and results could differ from those expressed in or contemplated by the forward-looking statements due to a number of risks, most of which are beyond Promus' ability to predict or control. Such factors include, but are not limited to, operations of existing hotel properties, including the effects of competition and customer demand; changes in the size of Promus' hotel system, including anticipated scope and opening dates of new developments and planned future capital spending; relationships with third parties, including franchisees, lessors, hotel owners, lenders and others; litigation or other judicial actions; changes in the economy; and adverse changes in interest rates for both Promus and its franchisees and business partners. For further information on factors which could impact Promus and the statements contained herein, please refer to the current, quarterly and annual reports and other filings made by Promus with the Securities and Exchange Commission.

PERFORMANCE STATISTICS


                                   Number of Hotels                  Number of Rooms/Suites
                           --------------------------------     --------------------------------
                                           Change Since                         Change Since
                           ---------   --------------------     ---------   --------------------
                           Sept. 30,   June 30,   Dec. 31,      Sept. 30,   June 30,   Dec. 31,
                             1998        1998       1997          1998        1998       1997
                           ---------   ---------  ---------     ---------   ---------  ---------


Doubletree Hotels
  Company owned                 16           -          -          4,748          -          (1)
  Leased                        18           -          -          4,809          -           4
  Joint venture (a)              3           -          -            812          -           -
  Management contract           88           2          5         24,689        421       1,223
  Franchised                    49           3          -         10,660        578        (320)
                             -----       -----        ---        -------      -----      ------
                               174           5          5         45,718        999         906
                             -----       -----        ---        -------      -----      ------
                             -----       -----        ---        -------      -----      ------
Embassy Suites
  Company owned                  6           -          -          1,366          -          67
  Joint venture (a)             19           -          -          4,946          -           -
  Management contract           58           -          5         14,268          -       1,248
  Franchised                    61           2         (2)        13,754        401      (1,072)
                             -----       -----        ---        -------      -----      ------
                               144           2          3         34,334        401         243
                             -----       -----        ---        -------      -----      ------
                             -----       -----        ---        -------      -----      ------

Hampton Inn
  Company owned                 11           -          -          1,504         (2)         (2)
  Leased                        18          (1)        (1)         2,250       (109)       (109)
  Management contract            7           -          -            929          -           -
  Franchised                   771          28         82         80,049      2,033       7,256
                             -----       -----        ---        -------      -----      ------
                               807          27         81         84,732      1,922       7,145
                             -----       -----        ---        -------      -----      ------
                             -----       -----        ---        -------      -----      ------

Hampton Inn & Suites
  Management contract            3           1          1            408        121         121
  Franchised                    43           3         14          4,946        339       1,779
                             -----       -----        ---        -------      -----      ------
                                46           4         15          5,354        460       1,900
                             -----       -----        ---        -------      -----      ------
                             -----       -----        ---        -------      -----      ------

Homewood Suites
  Company owned                 18           2          7          2,095        267         893
  Management contract            5          (1)         1            554       (123)         83
  Franchised                    46           2         10          4,681        184       1,091
                             -----       -----        ---        -------      -----      ------
                                69           3         18          7,330        328       2,067
                             -----       -----        ---        -------      -----      ------
                             -----       -----        ---        -------      -----      ------

Other Hotels
  Company owned                 10           -          1          1,620          -         300
  Leased                        42          (3)        (7)         6,517       (331)       (727)
  Management contract           21           -         (2)         4,576        146        (455)
                             -----       -----        ---        -------      -----      ------
                                73          (3)        (8)        12,713       (185)       (882)
                             -----       -----        ---        -------      -----      ------
                             -----       -----        ---        -------      -----      ------

Total System
  Company owned                 61           2          8         11,333        265       1,257
  Leased                        78          (4)        (8)        13,576       (440)       (832)
  Joint venture (a)             22           -          -          5,758          -           -
  Management contract          182           2         10         45,424        565       2,220
  Franchised                   970          38        104        114,090      3,535       8,734
                             -----       -----        ---        -------      -----      ------
                             1,313          38        114        190,181      3,925      11,379
                             -----       -----        ---        -------      -----      ------
                             -----       -----        ---        -------      -----      ------


(a) For statistical purposes only, the Company classifies unconsolidated joint ventures in which it holds less than a 20% interest as management contracts and consolidated joint ventures in which it owns more than a 50% interest as Company owned.


                                         Managed           Franchised            Total
                                     ---------------    ---------------    ----------------
                                       September 30,      September 30,      September 30,
                                     ---------------    ---------------    ----------------
                                       1997     1998      1997     1998      1997      1998    Increase
                                     ------   ------    ------   ------    ------    ------    --------

Promus Vacation Resorts (a)
  Resort properties                       4        5         2        3         6         8           2
  Timeshare units                       188      442       405      874       593     1,316         723
  Timeshare intervals available       9,588   22,542    20,655   44,574    30,243    67,116      36,873
  Timeshare intervals sold (b)        6,217   12,324     4,236    8,939    10,453    21,263      10,810


(a) 1997 statistics do not include 40 non-branded resort units managed by Promus.

(b) Includes pre-sales for resorts under construction but not yet open.


                                      Third Quarter ended September 30, (a)        Nine Months ended September 30, (a)
                                      -------------------------------------        -----------------------------------
                                           1997      1998         Change               1997      1998         Change
                                         -------   -------        ------             -------   -------        ------

Doubletree Hotels
  Occupancy                                73.4%     72.0%          (1.4) pts          73.3%     72.7%         (0.6) pts
  ADR                                    $102.34   $108.79           6.3 %           $104.58   $112.11          7.2 %
  RevPAR                                 $ 75.19   $ 78.35           4.2 %           $ 76.68   $ 81.51          6.3 %

Red Lion Hotels converted
 to Doubletree Hotels
  Occupancy                                77.0%     78.4%           1.4 pts           71.9%     72.3%          0.4 pts
  ADR                                    $ 91.58   $ 92.50           1.0 %           $ 90.55   $ 92.18          1.8 %
  RevPAR                                 $ 70.54   $ 72.51           2.8 %           $ 65.05   $ 66.68          2.5 %

Embassy Suites
  Occupancy                                77.6%     76.2%          (1.4) pts          76.7%     75.4%         (1.3) pts
  ADR                                    $113.10   $118.08           4.4 %           $113.50   $119.97          5.7 %
  RevPAR                                 $ 87.75   $ 89.94           2.5 %           $ 87.00   $ 90.48          4.0 %

Hampton Inn
  Occupancy                                76.4%     76.3%          (0.1) pts          73.4%     72.9%         (0.5) pts
  ADR                                    $ 66.28   $ 68.80           3.8 %           $ 64.31   $ 67.27          4.6 %
  RevPAR                                 $ 50.65   $ 52.47           3.6 %           $ 47.22   $ 49.01          3.8 %

Hampton Inn & Suites
  Occupancy                                74.3%     77.0%           2.7 pts           74.1%     76.2%          2.1 pts
  ADR                                    $ 79.35   $ 81.97           3.3 %           $ 78.71   $ 82.49          4.8 %
  RevPAR                                 $ 59.00   $ 63.13           7.0 %           $ 58.33   $ 62.88          7.8 %

Homewood Suites
  Occupancy                                78.6%     79.4%           0.8 pts           78.4%     78.2%         (0.2) pts
  ADR                                    $ 92.20   $ 95.80           3.9 %           $ 92.76   $ 97.40          5.0 %
  RevPAR                                 $ 72.45   $ 76.07           5.0 %           $ 72.77   $ 76.19          4.7 %

Other Hotels (b)
  Occupancy                                75.8%     75.5%          (0.3) Pts          73.1%     72.4%         (0.7) pts
  ADR                                    $ 89.21   $ 93.40           4.7 %           $ 87.21   $ 92.27          5.8 %
  RevPAR                                 $ 67.63   $ 70.54           4.3 %           $ 63.67   $ 66.85          5.0 %



(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of September 30, 1998 and managed or franchised by PHC or managed by Doubletree since July 1, 1997 for the third quarter results and January 1, 1997 for the nine months results. Doubletree franchised hotels are not included in the statistical information.
(b) Includes results for the 15 Red Lion hotels that have not been converted to the Doubletree brand as well as the results for comparable hotels managed under other franchisors' brands or as independent hotels.

                    Item 6. Exhibits and Reports on Form 8-K
                    ----------------------------------------


(a)   Exhibits

     EX-4        First Amendment to Rights Agreement. (1)

     EX-11       Computations of Per Share Earnings. (1)

     EX-27       Financial Data Schedule. (1)


(b) Reports on Form 8-K:


Date of Current Report                               Subject
----------------------                  ----------------------------------

 August 4, 1998                         Press release announcing the
                                        prospective resignations of the
                                        Company's CEO, President, and two
                                        outside directors, reported under
                                        Item 5

 August 13, 1998                        Press release announcing the
                                        Company's $200 million common
                                        stock repurchase program, reported
                                        under Item 5




--------
Footnotes

File No. 1-13719.

(1)  Filed herewith.

                                    Signature
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROMUS HOTEL CORPORATION

November 12, 1998                     By: /s/ WILLIAM L. PEROCCHI
                                     -----------------------------
                                     William L. Perocchi
                                     Executive Vice President and
                                     Chief Financial Officer
                                    (Principal Financial Officer and
                                     Duly Authorized Officer)

                                  Exhibit Index
                                  -------------



                                                               Sequential
Exhibit No.                 Description                         Page No.
------------     ----------------------------------------      ----------

(a)  EX-4        First Amendment to Rights Agreement. (1)          28

(b)  EX-11       Computations of Per Share Earnings. (1)           30

(c)  EX-27       Financial Data Schedule. (1)                      31

(d) Reports on Form 8-K:



Date of Current Report                               Subject
----------------------                  ----------------------------------
 August 4, 1998                         Press release announcing the
                                        prospective resignations of the
                                        Company's CEO, President, and two
                                        outside directors, reported under
                                        Item 5

 August 13, 1998                        Press release announcing the
                                        Company's $200 million common
                                        stock repurchase program, reported
                                        under Item 5




--------
Footnotes

File No. 1-13719.

(1)  Filed herewith.

Exhibit 4
Page 1 of 2


                       FIRST AMENDMENT TO RIGHTS AGREEMENT


     FIRST AMENDMENT, dated as of October 23, 1998 ("First Amendment"), to Rights Agreement dated as of December 17, 1997 (the "Rights Agreement"), between Promus Hotel Corporation (formerly known as "Parent Holding Corp."), a Delaware corporation (the "Company"), and First Union National Bank (the "Rights Agent"). Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to them in the Rights Agreement.
     WHEREAS, the Company and the Rights Agent previously entered into the Rights Agreement; and
     WHEREAS, pursuant to Section 26 of the Rights Agreement, the Company and the Rights Agent may from time to time supplement or amend any provision of the Rights Agreement in accordance with the terms of such Section 26.
     NOW, THEREFORE, in consideration of the foregoing premises and mutual agreements set forth in this First Amendment, the parties hereby amend the Rights Agreement as follows:
          1. Section 1.7 of the Rights Agreement is hereby deleted in its entirety.
          2. The last sentence of Section 11.4.1 of the Rights Agreement and the penultimate sentence of Section 11.4.2 of the Rights Agreement are hereby amended, in each case, by deleting the words ", by a majority of the Continuing Directors then in office, or if there are no Continuing Directors".
          3. The last sentence of Section 14.1 of the Rights Agreement is hereby amended by deleting the words "by a majority of the Continuing Directors then in office, or if there are no Continuing Directors".
          4. The second sentence of Section 22 of the Rights Agreement is hereby amended to read in its entirety as follows:

             "In addition, in connection with the issuance or sale of Common Shares following the Distribution Date and prior to the redemption, exchange, termination or expiration of the Rights, the Company shall, with respect to Common Shares so issued or sold pursuant to the exercise of stock options or under any employee plan or arrangement, granted or awarded, or upon exercise, conversion or exchange of securities hereinafter issued by the Company, in each case existing prior to the Distribution Date, issue Right Certificates representing the appropriate number of Rights in connection with such issuance or sale; provided, however, that (i) no such Right Certificate shall be issued if, and to the extent that, the Company shall be advised by counsel that such issuance would create a significant risk of material adverse tax consequences to the Company or the Person to whom such Right Certificate would be issued and (ii) no such Right Certificate shall be issued if, and to the extent that, appropriate adjustment shall otherwise have been made in lieu of the issuance thereof."

          5. The second sentence of Section 26 of the Rights Agreement is hereby amended to delete clause (ii) in its entirety, renumber clause (iii) of the second sentence to (ii) and add the word "or" immediately prior to the new clause (ii). The fifth sentence of Section 26 of the Rights Agreement is hereby amended to be deleted in its entirety.

Exhibit 4
Page 2 of 2


          6. Section 30 of the Rights Agreement is hereby amended to read in its entirety as follows:
          "Section 30. Determination and Actions by the Board of Directors. The Board of Directors of the Company shall have the exclusive power and authority to administer this Agreement and to exercise the rights and powers specifically granted to the Board of Directors of the Company or to the Company, or as may be necessary or advisable in the administration of this Agreement, including, without limitation, the right and power to (i) interpret the provisions of this Agreement and (ii) make all determinations deemed necessary or advisable for the administration of this Agreement (including, without limitation, a determination to redeem or not redeem the Rights or amend this Agreement). All such actions, calculations, interpretations and determinations (including, for purposes of clause (y) below, all omissions with respect to the foregoing) that are done or made by the Board of Directors of the Company in good faith shall (x) be final, conclusive and binding on the Company, the Rights Agent, the holders of the Rights, as such, and all other parties, and (y) not subject the Board of Directors to any liability to the holders of the Rights."
          7. This First Amendment shall be effective as of the date hereof and, except as expressly set forth herein, the Rights Agreement shall remain in full force and effect and be otherwise unaffected hereby.
          8. This First Amendment may be executed in any number of counterparts, each of which, when executed, shall be deemed to be an original and all such counterparts shall together constitute one and the same document.

          IN WITNESS WHEREOF, the parties have executed this First Amendment as of the date first written above.


                            PROMUS HOTEL CORPORATION

                            By: /s/ Ralph B. Lake
                                -------------------------------
                                Name: Ralph B. Lake
                                Title: Executive Vice President


                            FIRST UNION NATIONAL BANK

                            By: /s/ Lynn Ballard
                                -------------------------------
                                Name: Lynn Ballard
                                Title: Assistant Vice President

Exhibit 11

                            PROMUS HOTEL CORPORATION
                       COMPUTATIONS OF PER SHARE EARNINGS
                    (in thousands, except per share amounts)



                                            Three months ended September 30,        Nine months ended September 30,
                                                    1997        1998                      1997       1998
                                                 --------     --------                  --------   --------
Net income                                      $56,257      $51,830                  $142,535     $140,034
                                                -------      -------                   -------     --------
                                                -------      -------                   -------     --------

 Basic Earnings per Share:

  Weighted average outstanding shares            86,206       86,552                    86,472       86,631
                                                -------      -------                   -------     --------
                                                -------      -------                   -------     --------

  Net income per basic share                    $  0.65      $  0.60                  $   1.65     $   1.62
                                                -------      -------                   -------     --------
                                                -------      -------                   -------     --------

Diluted Earnings per Share:

  Weighted average outstanding shares            86,206       86,552                    86,472       86,631
  Effect of dilutive securities:
    Restricted stock                                 10            -                         7            -
    Stock options and warrants                    1,723          447                     1,628          721
                                                -------      -------                   -------     --------
  Weighted average shares assuming
    conversion                                   87,939       86,999                    88,107       87,352
                                                -------      -------                   -------     --------
                                                -------      -------                   -------     --------

  Net income per diluted share                  $  0.64      $  0.60                  $   1.62     $   1.60
                                                -------      -------                   -------     --------
                                                -------      -------                   -------     --------





                                       30
X