Form 10-K
period 1998-12-31
PROMUS HOTEL CORP/DE/
filed 1999-04-01
CIK 1049533

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                               OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         Commission File Number 1-13719

                            PROMUS HOTEL CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                         I.R.S. NO. 62-1716020
      (State of Incorporation)         (I.R.S. Employer Identification No.)

                               755 CROSSOVER LANE
                         MEMPHIS, TENNESSEE 38117-4900
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 374-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                    ON WHICH REGISTERED
         -------------------                   ---------------------
            Common Stock*                     New York Stock Exchange
                                              Chicago Stock Exchange
                                              Pacific Stock Exchange
                                            Philadelphia Stock Exchange

* Common Stock also has special stock purchase rights listed on each of the same exchanges

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 5, 1999, there were 84,006,509 outstanding shares of common stock. At such date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant, based upon the closing price of $35.00 for the common stock as reported on the New York Stock Exchange Composite Tape, was $2,940,227,815.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                     PART OF FORM 10-K
                  DOCUMENTS INCORPORATED                          INTO WHICH INCORPORATED
                  ----------------------                          -----------------------
1. Certain parts of the 1998 Annual Report to                         Part I -- Item 1
   Shareholders............................................     Part II -- Items 5, 7 and 8
                                                                 Part IV -- Item 14(a)(1).
2. Certain parts of the Proxy Statement dated March 29,                   Part III
   1999....................................................

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                             CROSS-REFERENCE INDEX

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................    7
  Item 3.   Legal Proceedings...........................................   15
  Item 4.   Submission of Matters to a Vote of Security Holders.........   15

PART II
  Item 5.   Market for the Company's Common Stock and Related
              Shareholder Matters.......................................   16
  Item 6.   Selected Financial Data.....................................   17
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   17
  Item 7A.  Quantitative and Qualitative Disclosures About Market
              Risk......................................................   18
  Item 8.   Financial Statements and Supplementary Data.................   18
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   18

PART III
  Item 10.  Directors and Executive Officers............................   19
  Item 11.  Executive Compensation......................................   19
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   19
  Item 13.  Certain Relationships and Related Transactions..............   19

PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................   20

SIGNATURES..............................................................   21

                                     PART I

ITEM 1.  BUSINESS

     On December 19, 1997, Doubletree Corporation ("Doubletree") and Promus Hotel Corporation ("PHC") effected a business combination (the "Merger") in accordance with the Agreement and Plan of Merger (the "Merger Agreement") by and among Doubletree, PHC and Parent Holding Corp., a corporation formed and jointly owned by Doubletree and PHC to facilitate the Merger. Concurrent with the Merger, Parent Holding Corp. was renamed Promus Hotel Corporation ("Promus" or the "Company"). As a result of the Merger , (i) Doubletree and PHC became wholly-owned subsidiaries of Promus; (ii) each outstanding share of common stock of Doubletree was converted into one share of common stock of Promus; and (iii) each outstanding share of PHC common stock was converted into .925 of a share of common stock of Promus.

     The principal assets of Promus are the shares of PHC (now named Promus Operating Company, Inc.) and Doubletree. Doubletree and PHC directly or indirectly through their subsidiaries, hold substantially all of the assets of the Company's businesses. The principal corporate offices of Promus are located at 755 Crossover Lane, Memphis, Tennessee 38117-4900, telephone (901) 374-5000.

     Operating data for the three most recent fiscal years, together with interest expense, dividend income, interest and other income (including information as to assets), is set forth herein. For information on operating results and a discussion of those results, see "Performance Statistics", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the consolidated financial statements included in the Company's 1998 Annual Report to Shareholders (the "Annual Report"), which information is incorporated herein by reference.

GENERAL

     Through its wholly owned subsidiaries, the Company franchises and manages hotels with the following brands: Doubletree, Doubletree Guest Suites, Club Hotel by Doubletree, Embassy Suites, Hampton Inn, Hampton Inn & Suites, and Homewood Suites. Promus may also own all or a portion of these hotels or lease these hotels from others. In addition, Promus leases and manages some hotels that are not Promus-branded. As of December 31, 1998, Promus franchised 998 hotels and operated 339 hotels, of which 177 hotels were managed, 62 hotels were wholly owned, 23 were partially owned through joint ventures, and 77 were leased from third parties. These 1,337 hotels contain approximately 192,000 rooms and are located in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and six foreign countries. The Company also operates and franchises vacation interval ownership systems under the Embassy Vacation Resort and Hampton Vacation Resort names.

     The Company's primary focus is to develop, grow and support its franchise and management business for all brands. The Company's main sources of revenues are from the operations of owned and leased hotels, franchise royalty fees, and management fees.

     Doubletree hotels are upscale, full service hotels targeted toward business travelers, group meetings, and leisure travelers. There were 115 Doubletree hotels in operation as of December 31, 1998.

     Doubletree Guest Suites hotels, of which there were 41 in operation as of December 31, 1998, are full service, all-suite hotels geared toward business travelers, group meetings, and leisure travelers who have a need or desire for greater space than typically is provided at most traditional upscale hotels.

     Club Hotel by Doubletree hotels are moderately priced hotels with food and beverage facilities primarily targeted at individual business travelers. There were 20 Club Hotel by Doubletree hotels in operation as of December 31, 1998.

     Embassy Suites hotels, of which there were 145 in operation as of December 31, 1998, appeal to the business and leisure traveler who has a need or desire for greater space and more focused services than are available in traditional upscale hotels.

     Hampton Inn hotels are moderately priced hotels designed to attract the business and leisure traveler desiring quality accommodations at affordable prices. There were 826 Hampton Inn hotels in operation as of December 31, 1998.

     Hampton Inn & Suites hotels offer both traditional hotel room accommodations and apartment-style suites within one property. There were 48 Hampton Inn & Suites hotels in operation as of December 31, 1998.

     Homewood Suites hotels, of which there were 74 in operation on December 31, 1998, appeal to the upscale extended stay market and target the traveler who stays five or more consecutive nights, as well as the traditional business and leisure traveler.

     The Company also operates 68 hotels that are non-Promus branded.

     Promus vacation resort properties, of which there were eight as of December 31, 1998, feature a high quality interval ownership system available to the public.

     All of the Company's hotel brands are managed by a single senior management team. Although the Company's growth strategy emphasizes obtaining new franchise or management contracts, the Company also constructs, owns and operates its own hotels. Owned hotels are sold from time to time to realize the value of the underlying assets and to increase the Company's return on investment. Following such sales, the hotels typically are either operated by the Company under management contracts or by their purchasers under franchise licenses from the Company.

     Each of the Company's hotel brands currently use an integrated computerized system that includes centralized reservations and marketing systems, along with local property management and revenue management systems. The Company is in the process of implementing System 21(TM), its proprietary, fully integrated windows-based system, to all its hotel brands. System 21(TM) is a sophisticated business system which provides seamless, integrated property management, revenue maximization, marketing, decision support and reservations systems linked to the Promus network, a communications network which will connect all Promus hotels to the Company's reservation offices and more than 300,000 travel agents worldwide. All of the Company's brands' reservation modules will receive reservation requests entered on terminals located at all of their respective hotels, interval ownership properties and reservation centers, major domestic and international airlines via their global distribution systems, and direct from consumers via computer access to each brand's Internet website and various third party travel services websites. The systems immediately confirm reservations or indicate accommodations available at alternate Promus properties. Reservations are transmitted automatically to the property for which the reservation is made. The Company's data centers that house all of the satellite and reservation, marketing and revenue management computers are located in Memphis, Tennessee. The Company operates three central reservations offices, located in Memphis, Tennessee, Tampa, Florida, and Vancouver, Washington. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Capital Spending -- Investment in Franchise System" and "Year 2000" on pages 29, 31 and 32 of the Annual Report, which information is incorporated herein by reference.

     A major element of the Company's business strategy and culture is an unconditional 100% guarantee of service satisfaction. This guarantee, which is currently utilized by the Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites brands, began being implemented during 1998 in the Doubletree, Doubletree Guest Suites and Club Hotel by Doubletree brands. This implementation will continue throughout 1999. If guests are not satisfied with their stay, they are not expected to pay. All of the Company's hotel brands offer suites/rooms exclusively for non-smoking guests.

HOTEL OPERATIONS

  FRANCHISING

     The Company's revenues from franchising operations for Doubletree, Doubletree Guest Suites, Club Hotel by Doubletree, Embassy Suites, Hampton Inn, Hampton Inn & Suites, and Homewood Suites hotels consist of initial franchise application fees and continuing royalties. The franchise agreements provide for up to a four percent royalty based upon gross rooms revenues and also provide for a separate marketing and reservation contribution.

     The Company earns fees under franchise agreements for the vacation resort brands based on a percentage of net interval sales and gross rental pool revenues, including additional fees for revenues booked through central reservations.

     In screening applicants for franchises, the Company evaluates the character, operations ability, experience and financial responsibility of each applicant or its principals; the Company's prior business dealings, if any, with the applicant; suitability of the proposed hotel location and other factors. The franchise agreement establishes requirements for service and quality of accommodations. The Company provides certain training for the franchisee's management and makes regular inspections of all hotels.

     Franchise agreements for new hotels generally have a 20-year term. The Company may terminate a franchise agreement if the franchisee fails to cure a breach of the franchise agreement in a timely manner. In certain instances, a franchise agreement may be terminated by the franchisee, but such termination generally requires a payment to the Company.

  MANAGEMENT CONTRACTS

     The Company's revenues from management contracts consist primarily of management fees which are based on a percentage of gross revenues, operating profits, cash flow, or a combination thereof. The contract terms governing management fees vary depending on the size and location of the hotel and other factors relative to such hotel property.

     Under the Company's management contracts, the Company, as the manager, operates or supervises all aspects of a hotel's operations. The owner of the hotel property is generally responsible for all costs, expenses and liabilities incurred in connection with operating the hotel, including the expenses and salaries of all hotel employees. The Company either requires each such owner to enter into a separate license agreement and pay the royalty, marketing and reservation contributions as provided in the license agreement or includes such payments in the management contract. In addition, the hotel owner is often required to set aside a certain percentage of hotel revenues for capital replacement. The Company's form of management contract typically has a term of 10 years, although many contracts acquired or written in the past have substantially longer terms, and most give the Company specified renewal rights. The management contract may be terminated by either party due to an uncured default by the other party. Management contracts may contain termination provisions upon a sale of the hotel, but in such cases generally require a payment to the Company.

     The Company also acts as the manager for five of its vacation resort properties pursuant to management contracts with generally similar terms and responsibilities as its hotel management contracts. Fees for the management of vacation resort properties consist of a percentage of rental pool revenue and homeowner assessments.

     See "Franchise and Management Fees" in the Consolidated Statement of Operations on page 35 of the Annual Report, which information is incorporated herein by reference, for revenues from licensing and management contract operations.

  OWNED HOTELS

     As of December 31, 1998, the Company owned 62 hotels, representing 11,401 rooms, all of which it manages. The Company is responsible for all aspects of these hotels, including all of the costs associated with their operation. The Company also receives substantially all of the revenues generated by its owned hotels.

     Promus' primary focus is to grow its franchise and management businesses, while limiting its ownership of real estate. It is the Company's goal not to be a long-term owner of real estate. The Company owns a mix of Promus-brand hotels that can enhance its role as manager and franchisor for its brands, but periodically sells hotels as opportunities arise to realize a hotel's appreciated value.

  LEASES

     As of December 31, 1998, the Company leased 77 hotels with 13,495 rooms. Under the Company's leases, the Company leases the hotel from its owner and is responsible for all aspects of the hotel's operations, including guest services, staffing at the hotel, sales and marketing, accounting functions, purchasing and budgeting. As the lessee of a hotel, the Company recognizes all revenues and substantially all expenses associated with the hotel's operations. Typically, other than real estate taxes, casualty insurance costs, maintenance of underground utilities, structural element costs, and other capital improvement costs, each of which are the landlord's obligation, the Company is required to pay all of the costs associated with operating the hotel, including rent, personal property taxes, utilities, employee liability costs, liability insurance costs and the like. Although, in general, furniture, fixtures and equipment replacement is the landlord's responsibility, certain leases obligate the Company to maintain and replace these items. The Company is entitled to retain all revenues derived from the operation of a leased hotel, subject to the payment of its obligations under the lease, including rent. Lease terms typically require the payment of a fixed monthly base rent regardless of the performance of the hotel leased and a variable rent based on a percentage of revenues. There can be no assurance that any particular lease will be profitable for the Company after the payment of its obligations under the lease.

     In addition, most of the Company's leases typically provide that the Company indemnify its landlord against certain liabilities resulting from the leasing, operation or use of the hotel. Examples of these liabilities may include (i) injury to persons or property at the hotel, (ii) environmental liability caused by the Company and (iii) liability resulting from the sale of, or consumption of, alcoholic beverages at the hotel.

     Included in the total of hotels leased by the Company at December 31, 1998, were 51 hotels containing 7,566 rooms that the Company leased pursuant to substantially similar lease agreements (the "Percentage Leases") with subsidiaries of RFS Hotel Investors, Inc., a real estate investment trust ("RHI"). Four of the hotels leased pursuant to Percentage Leases are managed by third parties. The Percentage Leases generally have an initial term of not less than 15 years from the date of inception (with expiration dates ranging from 2003 to 2015), are subject to early termination upon the occurrence of certain contingencies, and require the monthly payment of base rent and the quarterly payment of percentage rent. During 1998, the base rent component of the Percentage Leases was approximately 41.0% of total Percentage Leases expense. Top percentage rents ranged from 50.0% to 76.5% of incremental room revenue. For the year ended December 31, 1998, room revenue for each of the hotels subject to the Percentage Leases exceeded the amount required to trigger the top tier of percentage rent. If an RHI leasing entity enters into an agreement to sell a hotel, it may terminate a Percentage Lease and either pay the Company the fair market value of Promus' leasehold interest or offer to lease to the Company a substitute hotel on terms that would create an equivalent value. The Percentage Leases provide that RHI may terminate the Percentage Leases upon certain events of default.

     As of December 31, 1998, the Company leased 17 hotels that are included in the total of 77 leased hotels, represent 3,991 rooms, and are subject to a long-term lease agreement with RLH Partnership, L.P. ("RLH") entered into in 1995 (the "Partnership Lease"). The initial term of the Partnership Lease expires in 2010, subject to earlier termination by RLH upon the occurrence of one or more events of default. The Company has the option to extend the Partnership Lease on a hotel-by-hotel basis for five additional five-year periods on the same terms. In September 1998, the Company exercised its option by executing an extension of the Partnership Lease using two of the five-year extensions. The term of the Partnership Lease now expires in 2020. Rental payments under the Partnership Lease consist of base rent payable monthly and additional rent payable annually, if applicable. The base rent for all of the hotels is $15.0 million per year. The additional rent for the hotels is equal to 7.5% of the amount, if any, by which the aggregate operating revenues for all of the hotels for the given year exceeds the aggregate operating revenues for all such hotels for the twelve-month period ended September 30, 1996. This long-term arrangement allows the Company to retain all of the benefit from any increase in operating income from these properties during the term of the Partnership Lease, subject to the payment of additional rent.

     As of December 31, 1998, the Company leased nine hotels pursuant to leases other than the Percentage Leases and the Partnership Lease. Such leases contain varying terms, but are generally "triple net" leases, the terms of which are in substantial conformity to the general descriptions above.

  JOINT VENTURES

     The Company participates in various non-controlling joint ventures with ownership ranging from less than 1% to 50%. In addition, the Company has a controlling interest in joint ventures which own six hotels with 1,935 rooms.

     In addition to its ownership interest in the joint ventures, the Company is responsible for the day-to-day operations of the hotels owned by the joint ventures and receives management fees for operating the hotels. Under each joint venture agreement or separate management contract with respect to a hotel, the Company's compensation is comprised of either an annual base management fee, an annual incentive management fee (based on a percentage of cash flow or operating profit) or both. The Company has made significant advances to certain joint ventures. Repayment of these advances receives priority distribution from the cash flow distributable to the joint venture's partners.

RISK FACTORS

  COMPETITION

     The Company encounters strong competition as a manager, franchisor, and hotel owner with other companies in the lodging industry. As of December 31, 1998, there were more than 184 hotel brands (hotel chains with more than one hotel). Although most of these companies are privately owned firms, several large national chains own and operate their own hotels and also franchise their brands. There is no single competitor which is dominant in the industry.

     Affiliation with a national or regional brand is a major trend in the U.S. lodging industry. In 1998 70% of U.S. hotel rooms were brand-affiliated, compared to 62% in 1989. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for the use of its systems, brand identification and reservation system.

     The Company believes that its brands are attractive to hotel owners seeking franchise affiliation or a management company, because its hotels typically generate higher revenue per available room than the average of its direct competitors in most market areas. The Company attributes this performance premium to its success in achieving and maintaining strong customer preference. The Company's brands are also designed to be attractive to leisure guests and generate weekend demand. Repeat guest business is enhanced by the Company's unconditional guest satisfaction guarantee, which is a significant component of the Company's operating strategy.

     The lodging industry in general, including the Company's brands, may be adversely affected by national and regional economic conditions and government regulations. The demand for accommodations at a particular hotel may be adversely affected by many factors, including changes in travel patterns, local and regional economic conditions, and the degree of competition with other hotels in the area.

  RISKS ASSOCIATED WITH OWNING AND LEASING REAL ESTATE

     The Company is subject to varying degrees of risk generally related to owning and leasing real estate. In addition to general risks related to the lodging industry, these risks include liability for long-term lease obligations, changes in national, regional and local economic conditions, inflation and its effect on operating costs, local real estate market conditions, changes in interest rates and in the availability, cost and terms of financing, the potential for uninsured casualty and other losses, present and future labor, health and safety, and environmental laws and regulatory requirements, and adverse changes in zoning laws and other regulations, most of which risks are beyond the control of the Company. Moreover, real estate investments are relatively illiquid, which means that the ability of the Company to vary its portfolio of hotels in response to changes in economic and other conditions may be limited.

  FLUCTUATIONS IN OPERATING RESULTS

     The lodging industry may be adversely affected by changes in economic conditions, changes in local market conditions, oversupply of hotel space, a reduction in demand for hotel space in specific areas, changes in travel patterns, extreme weather conditions, changes in governmental regulations that influence or determine wages, prices or construction costs, changes in interest rates, the availability of financing for operating or capital needs, and changes in real estate tax rates and other operating expenses. Room supply and demand historically have been sensitive to shifts in the country's gross domestic product, which has resulted in cyclical changes in average daily room and occupancy rates. Due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues. Furthermore, the lodging industry is seasonal in nature, with revenues and profitability typically higher in summer periods than in winter periods.

  GOVERNMENTAL REGULATION

     A number of states regulate the franchising of hotels and restaurants and the granting of liquor licenses by requiring registration, disclosure statements, and compliance with specific standards of conduct. Various federal and state laws and regulations mandate certain disclosures and other practices with respect to the sale of franchises and the franchisor/franchisee relationship. In addition, there is considerable state regulation of the vacation interval industry. The Company's operations have not been materially affected by such laws and regulations.

  EMPLOYEE RELATIONS

     Promus, through its subsidiaries, has approximately 40,000 employees. Promus' subsidiaries have collective bargaining agreements at five of the Company's managed locations. The Company considers its relations with employees to be very good.

EXECUTIVE OFFICERS

     The table below sets forth information with respect to the business experience of the Company's executive officers during at least the past five years.

             NAME AND AGE                                   BUSINESS EXPERIENCE
             ------------                                   -------------------
Norman P. Blake, Jr.(57)...............  Chairman of the Board, President and Chief Executive
                                         Officer of Promus since December 1998. Vice Chairman of
                                         the Board of The St. Paul Companies, Inc., from April to
                                         December 1998. Chairman of the Board, President and Chief
                                         Executive Officer of USF&G Corporation from 1990 to April
                                         1998.
Dan L. Hale(54)........................  Executive Vice President and Chief Financial Officer of
                                         Promus since December 1998. Executive Vice President and
                                         Chief Financial Officer of USF&G Corporation (1993-1998).
James T. Harvey(40)....................  Executive Vice President and Chief Information Officer of
                                         Promus since February 1999. Senior Vice President,
                                         Information Technology of Promus (1998-February 1999).
                                         Vice President and Chief Information Officer of Promus
                                         (1995-1997). Corporate Director, Hotel and Corporate
                                         Information Systems of Promus Companies Inc. (1994-1995).
                                         Director, Information Systems of Promus Companies Inc.
                                         (1993-1994).
J. Kendall Huber(44)...................  Executive Vice President, General Counsel and Secretary of
                                         Promus since February 1999. Vice President and Deputy
                                         General Counsel of Legg Mason, Inc. (November 1998-January
                                         1999). Vice President and Deputy General Counsel of USF&G
                                         Corporation (1995-1998). Vice President and Group General
                                         Counsel of USF&G (1990-1995).

             NAME AND AGE                                   BUSINESS EXPERIENCE
             ------------                                   -------------------
Thomas L. Keltner(52)..................  President, Brand Performance and Development Group of
                                         Promus since February 1999. Executive Vice President and
                                         Chief Development Officer of Promus (1997-February 1999).
                                         Senior Vice President, Development of PHC (1995-1997).
                                         Senior Vice President, Development of the Hotel Division
                                         of Promus Companies Inc. (1993-1995).
Stevan D. Porter (44)..................  Executive Vice President, Operations since February 1999.
                                         Senior Vice President, Full Service Operations of Promus
                                         (1998-February 1999). Vice President,
                                         Operations -- Embassy Suites (1996-1997). Vice President,
                                         Marketing -- Embassy Suites (1994-1996). Senior Director
                                         Field Marketing-Embassy Suites (1992-1993).
M. Ann Rhoades(54).....................  Executive Vice President, Team Services of Promus since
                                         December 1997. Executive Vice President, Human Resources
                                         of Doubletree Corporation (1996-1997). Senior Vice
                                         President, Human Resources of Doubletree Corporation
                                         (1995-1996). Vice President, People Department of
                                         Southwest Airlines (1989-1995).
Thomas W. Storey(42)...................  Executive Vice President, Corporate Strategic Planning and
                                         Venture Operations of Promus since February 1999.
                                         Executive Vice President, Sales, Marketing and
                                         Reservations of Promus (1997-February 1999). Executive
                                         Vice President, Sales and Marketing of Doubletree
                                         Corporation (1994-1997).

FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Annual Report on Form 10-K, including the exhibits hereto, may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's view of future performance and trends, and usually are preceded with "expects", "anticipates", "believes", "hopes", "estimates", "plans" or similar phrasing, and include statements regarding Year 2000 readiness and potential exposure, the Company's ability to increase rates, margin improvements and projected expenditures, capital spending and availability of capital resources. Such statements are based on management's beliefs, assumptions and expectations, which in turn are based on information currently available to management. The Company's actual performance and results could differ materially from those expressed in or contemplated by the forward-looking statements due to a number of factors, most of which are beyond Promus' ability to predict or control. Such factors include, but are not limited to, operations of existing hotel properties, including the effects of competition and customer demand; changes in the size of Promus' hotel system, including anticipated scope and opening dates of new developments, planned future capital spending, terminations of franchise or management agreements, or dispositions of properties; relationships with third parties, including franchisees, lessors, hotel owners, lenders and others; litigation or other judicial actions; changes in the national economy or regional economies which, among other things, affect business and leisure travel and expenditures and capital availability for hotel development; and adverse changes in interest rates for Promus and its franchisees and business partners which, among other things, affect new hotel development, real estate values, and credit availability. See "-- Risk Factors" for a further discussion of certain events, conditions and circumstances that could affect the Company and its business. Promus disclaims any obligation to update any forward-looking information.

ITEM 2.  PROPERTIES

HOTEL AND VACATION RESORT BRANDS

  DOUBLETREE HOTELS

     Doubletree hotels are upscale, full-service hotels targeted at business travelers, group meetings, and leisure travelers. Doubletree hotels are located in 34 states, the District of Columbia, U.S. Virgin Islands and

Mexico and have an average of 293 rooms. As of December 31, 1998, four Doubletree hotels were under construction, three of which will be franchisee operated. These hotels typically include a swimming pool, gift shop, meeting and banquet facilities, at least one restaurant and cocktail lounge, room service, parking facilities and other services.

     See "-- Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, average daily rate per occupied room ("ADR"), and revenue per available room ("RevPAR") for Doubletree hotels, which also includes Doubletree Guest Suites and Club Hotel by Doubletree hotels.

  DOUBLETREE GUEST SUITES

     Doubletree Guest Suites all-suite hotels are targeted at business travelers, group meetings, and lesiure travelers who have a need or desire for greater space than typically is provided at most traditional upscale hotels. Each guest suite has a separate living room and dining/work area, with a color television, refrigerator and wet bar. Guest Suites hotels have an average of 216 rooms and are located in 20 states and the District of Columbia. As of December 31, 1998, there was one Doubletree Guest Suites hotel under construction.

     See "-- Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for all Doubletree hotels.

  CLUB HOTEL BY DOUBLETREE

     Club Hotel by Doubletree hotels are moderately priced hotels primarily targeted at individual business travelers. Club Hotels have an average of 210 rooms and are located in 14 states. Club Hotels typically include a conference area, a library or reading area, desk with telephone, a business center and food service facilities.

     The Company anticipates growth of the Club Hotel by Doubletree brand through the acquisition of management contracts of unaffiliated underperforming hotels and ground-up construction. As of December 31, 1998, 20 Club Hotels were in operation and three were under construction or conversion.

     See "-- Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for all Doubletree hotels.

  EMBASSY SUITES

     Embassy Suites hotels are located in 36 states, the District of Columbia, Canada and Latin America and have an average of 238 suites per hotel. As of December 31, 1998, 13 Embassy Suites hotels were under construction, 11 of which will be franchisee operated. Each guest suite has a separate living room and dining/work area, with a console television, sofa-sleeper, refrigerator and wet bar, as well as a traditional bedroom (with a king size bed or two double beds). Most Embassy Suites hotels are built around a landscaped atrium. All hotels offer a free, cooked-to-order breakfast and, where local law allows, complimentary evening cocktails.

     See "-- Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for Embassy Suites hotels.

  HAMPTON INN

     Hampton Inn hotels are currently located in 48 states, as well as Canada, Thailand, Puerto Rico, Mexico and Costa Rica. An average Hampton Inn hotel has 104 rooms. On December 31, 1998, 103 Hampton Inn hotels were under construction, all of which will be franchisee operated. The Hampton Inn hotel's standardized concept provides for a guest room featuring a color television, free in-room movies, free local telephone calls and complimentary continental breakfast. Unlike full-service hotels, Hampton Inn hotels do not feature restaurants, lounges or large public spaces.

     See "-- Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for Hampton Inn hotels.

  HAMPTON INN & SUITES

     Hampton Inn & Suites have an average of 116 rooms and suites and are currently located in 19 states and Canada. As of December 31, 1998, 24 Hampton Inn & Suites hotels were under construction, 23 of which will be franchisee operated. These hotels combine standard Hampton Inn guest rooms with a significant block of two-room suites in a single property. Development of this product is targeted for commercial and suburban markets, as well as destination and resort markets. Each property contains a centrally located, expanded lobby and complimentary services area and includes an exercise room, convenience shop, meeting/hospitality room and guest laundry. An expanded complimentary continental breakfast buffet is offered.

     See "-- Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for Hampton Inn & Suites hotels.

  HOMEWOOD SUITES

     Homewood Suites hotels, which have an average of 106 suites, are currently located in 28 states. On December 31, 1998, 14 Homewood Suites hotels were under construction, nine of which will be franchisee operated. Homewood Suites hotels feature residential-style accommodations, which include a living room area (some with fireplaces), separate bedroom (with a king size bed or two double beds), separate bathroom, and a fully-equipped kitchen. The hotel is centered around a central community building called the Lodge which affords guests a high level of social interaction. Amenities include a complimentary breakfast and an evening social hour, a convenience store, grocery shopping, business center, outdoor pool, exercise center and limited meeting facilities.

     See "-- Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for Homewood Suite hotels.

  NON-PROMUS BRAND HOTELS

     In addition to the Promus brand hotels, the Company operates 68 hotels (41 of which are leased) which are not Promus branded. These hotels have an average of 164 rooms.

     See "-- Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for non-Promus branded hotels.

  PROMUS VACATION RESORT PROPERTIES

     The Promus Vacation Resort is a premium interval ownership concept that provides consumers the opportunity to purchase use of a one, two or three bedroom condominium-style unit for one or more weeks annually in a prime leisure location, for an initial investment plus an annual maintenance fee. Each Promus Vacation Resort property offers a quality, fully furnished product (consisting of an inside living area, full kitchen, bathroom(s), bedroom(s), and outside patio/entertainment area) coupled with added value facilities such as a swimming pool, an exercise room, a hot tub, tennis courts, a volleyball court, and kids club. Beach, boating, or snow/water skiing facilities may be available depending on location. For a separate annual fee (the initial year fee is paid as part of the purchase price), plus a per exchange service fee, each owner has the opportunity to exchange his interest for the use of similar facilities at another Embassy Vacation Resort property or a third-party participating resort property.

     Promus has entered into franchise agreements with Sunterra Corporation for Embassy Vacation Resorts at Orlando, Florida; Lake Tahoe, California; Poipu Point, Hawaii; and Maui, Hawaii; and with Vistana Development Ltd. for Embassy Vacation Resorts in Scottsdale, Arizona, and Myrtle Beach, South Carolina, and for a Hampton Vacation Resort in Kissimmee, Florida.

     See "-- Performance Statistics" for information regarding numbers of units, resorts, available timeshare intervals, and intervals sold for Promus Vacation Resorts.

PERFORMANCE STATISTICS

     The table below sets forth information regarding the numbers of hotels and rooms within the Promus hotel system as of December 31, 1996-1998, and the respective compound annual growth rates for such hotels and rooms during the three years ended December 31, 1998.

                                                              COMPOUND                                 COMPOUND
                                        NUMBER OF HOTELS       ANNUAL          NUMBER OF ROOMS          ANNUAL
                                      ---------------------    GROWTH    ---------------------------    GROWTH
               BRAND                  1996    1997    1998      RATE      1996      1997      1998       RATE
               -----                  -----   -----   -----   --------   -------   -------   -------   --------
Doubletree Hotels(a)
  Company owned.....................      1      16      16      300%        239     4,749     4,746      346%
  Leased............................      7      18      18       60%      1,748     4,805     4,812       66%
  Joint venture(b)..................     --       3       4      N/A          --       812     1,002      N/A
  Management contract...............     65      83      87       16%     18,240    23,466    24,324       15%
  Franchised........................     37      49      51       17%      8,469    10,980    11,927       19%
                                      -----   -----   -----              -------   -------   -------
                                        110     169     176       26%     28,696    44,812    46,811       28%
                                      =====   =====   =====              =======   =======   =======
Embassy Suites
  Company owned.....................      9       6       6      (18)%     2,025     1,299     1,299      (20)%
  Joint venture(b)..................     22      19      19       (7)%     5,578     4,946     4,944       (6)%
  Management contract...............     47      53      58       11%     11,461    13,020    14,425       12%
  Franchised........................     58      63      62        3%     13,583    14,826    13,905        1%
                                      -----   -----   -----              -------   -------   -------
                                        136     141     145        3%     32,647    34,091    34,573        3%
                                      =====   =====   =====              =======   =======   =======
Hampton Inn
  Company owned.....................     12      11      11       (4)%     1,654     1,506     1,504       (5)%
  Leased............................     17      19      18        3%      2,202     2,359     2,250        1%
  Joint venture(b)..................     19      --      --     (100)%     2,376        --        --     (100)%
  Management contract...............      5       7       7       18%        678       929       929       17%
  Franchised........................    567     689     790       18%     60,628    72,793    81,398       16%
                                      -----   -----   -----              -------   -------   -------
                                        620     726     826       15%     67,538    77,587    86,081       13%
                                      =====   =====   =====              =======   =======   =======
Hampton Inn & Suites
  Management contract...............      1       2       3       73%        127       287       408       79%
  Franchised........................     15      29      45       73%      1,719     3,167     5,183       74%
                                      -----   -----   -----              -------   -------   -------
                                         16      31      48       73%      1,846     3,454     5,591       74%
                                      =====   =====   =====              =======   =======   =======
Homewood Suites
  Company owned.....................      7      11      19       65%        800     1,202     2,232       67%
  Leased............................      1      --      --     (100)%        98        --        --     (100)%
  Management contract...............      4       4       5       12%        471       471       554        8%
  Franchised........................     25      36      50       41%      2,530     3,590     5,081       42%
                                      -----   -----   -----              -------   -------   -------
                                         37      51      74       41%      3,899     5,263     7,867       42%
                                      =====   =====   =====              =======   =======   =======
Non-Promus Brand Hotels
  Company owned.....................     22       9      10      (33)%     5,548     1,320     1,620      N/A
  Leased............................     57      49      41      (15)%     9,855     7,244     6,433      (19)%
  Joint venture(b)..................      3      --      --     (100)%       812        --        --     (100)%
  Management contract...............     31      23      17      (26)%     8,824     5,031     3,067      (41)%
                                      -----   -----   -----              -------   -------   -------
                                        113      81      68      (21)%    25,039    13,595    11,120      (33)%
                                      =====   =====   =====              =======   =======   =======
Total System
  Company owned.....................     51      53      62       10%     10,266    10,076    11,401        5%
  Leased............................     82      86      77       (3)%    13,903    14,408    13,495       (1)%
  Joint venture(b)..................     44      22      23      (28)%     8,766     5,758     5,946      (18)%
  Management contract...............    153     172     177        8%     39,801    43,204    43,707        5%
  Franchised........................    702     866     998       19%     86,929   105,356   117,494       16%
                                      -----   -----   -----              -------   -------   -------
                                      1,032   1,199   1,337       14%    159,665   178,802   192,043       10%
                                      =====   =====   =====              =======   =======   =======

---------------

(a) Includes Doubletree, Doubletree Guest Suites, and Club Hotel by Doubletree brands.

(b) For statistical purposes only, the Company classifies unconsolidated joint ventures in which it holds less than a 20% interest as management contracts and consolidated joint ventures as Company owned.

     The table below sets forth information regarding the Promus Vacation Resort properties as of December 31, 1996 -- 1998, and the compound annual growth rates for such properties during the three years ended December 31, 1998.

                                              MANAGED                   FRANCHISED                   TOTAL             COMPOUND
                                      ------------------------   ------------------------   ------------------------    ANNUAL
                                       1996     1997     1998     1996     1997     1998     1996     1997     1998     GROWTH
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------   --------
Promus Vacation Resorts(a)
  Resort properties.................       2        3        5        1        3        3        3        6        8     63.3%
  Timeshare units...................     164      228      500      207      818      874      371    1,046    1,374     92.4%
  Timeshare intervals available.....   8,364   11,628   24,500   10,557   41,718   44,574   18,921   53,346   70,074     92.4%
  Timeshare intervals sold(b).......   3,098    6,227   14,271    1,426    4,077   10,154    4,524   10,304   24,425    132.4%

---------------

(a) Excludes 40 non-branded resort units managed by Promus in 1997.

(b) Includes pre-sales for resorts under construction but not yet open.

     The table below sets forth occupancy, ADR and RevPAR information for the hotels in the Promus system for each of the three years ended December 31, 1998.

                                                               YEARS ENDED DECEMBER 31(A)
                                                            ---------------------------------
                          BRAND                              1996         1997         1998
                          -----                             -------      -------      -------
Doubletree Hotels(b)
  Occupancy...............................................     72.2%        72.7%        71.5%
  ADR.....................................................  $ 97.33      $107.12      $115.13
  RevPAR..................................................  $ 70.28      $ 77.93      $ 82.35
Red Lion Hotels converted to
  Doubletree Hotels(c)
  Occupancy...............................................      N/A         70.4%        70.1%
  ADR.....................................................      N/A      $ 89.07      $ 91.09
  RevPAR..................................................      N/A      $ 62.73      $ 63.88
Embassy Suites
  Occupancy...............................................     73.6%        74.8%        73.6%
  ADR.....................................................  $107.22      $114.34      $120.53
  RevPAR..................................................  $ 78.95      $ 85.56      $ 88.76
Hampton Inn
  Occupancy...............................................     72.3%        72.3%        71.1%
  ADR.....................................................  $ 61.64      $ 64.33      $ 67.28
  RevPAR..................................................  $ 44.58      $ 46.50      $ 47.86
Hampton Inn & Suites
  Occupancy...............................................     68.5%        72.1%        75.1%
  ADR.....................................................  $ 69.07      $ 72.01      $ 75.10
  RevPAR..................................................  $ 47.28      $ 51.92      $ 56.41
Homewood Suites
  Occupancy...............................................     63.7%        79.2%        77.5%
  ADR.....................................................  $106.63      $ 91.19      $ 95.89
  RevPAR..................................................  $ 67.93      $ 72.19      $ 74.29
Non-Promus Brand Hotels(d)
  Occupancy...............................................     73.0%        72.2%        70.8%
  ADR.....................................................  $ 81.17      $ 85.83      $ 90.36
  RevPAR..................................................  $ 59.23      $ 62.00      $ 63.96

---------------

(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of December 31, 1998 and managed or franchised by PHC or managed by Doubletree since January 1, 1996. Doubletree franchised hotels are not included in the statistical information.

(b) Includes results for Doubletree, Doubletree Guest Suites, and Club Hotel by Doubletree brands.

(c) Revenue statistics for the Red Lion hotels converted to the Doubletree brand are included only for the period from the initial date of conversion (Phase I -- 4 hotels on April 1, 1997; Phase II -- 36 hotels on July 1, 1997) through December 31, 1998.

(d) Includes results for the 15 Red Lion hotels that have not been converted to the Doubletree brand as well as the results for comparable hotels managed under other franchisors' brands or as independent hotels.

HOTELS BY GEOGRAPHIC REGION

     The following tables present certain hotel information with respect to the hotels in the Promus system in all of North America and in each of eight geographic regions as of and for the year ended December 31, 1998: New England (Maine, New Hampshire, Vermont, Massachusetts, Rhode Island and Connecticut); Middle Atlantic (New York, New Jersey, Pennsylvania, Delaware, Maryland, District of Columbia, Virginia and West Virginia); Mountain (Montana, Idaho, Wyoming, Colorado, Utah and Nevada); Pacific (Washington, Oregon, California, Alaska and Hawaii); Midwest (Ohio, Indiana, Illinois, Michigan and Wisconsin); Plains (Minnesota, Iowa, Missouri, North Dakota, South Dakota, Nebraska and Kansas); Southeast (North Carolina, South Carolina, Georgia, Florida, Kentucky, Tennessee, Alabama, Mississippi, Arkansas and Louisiana); and Southwest (Oklahoma, Texas, New Mexico and Arizona). The tables exclude the vacation interval resorts managed and/or franchised by the Company.

  NORTH AMERICA

                                                       AS OF           YEAR ENDED DECEMBER 31, 1998(a)
                                                 DECEMBER 31, 1998     --------------------------------
                                               ---------------------                AVERAGE
                                               NUMBER OF   NUMBER OF   OCCUPANCY     DAILY
                    BRAND                       HOTELS       ROOMS     PERCENTAGE    RATE     REVPAR(b)
                    -----                      ---------   ---------   ----------   -------   ---------
Doubletree...................................      115       33,732       70.2%     $ 97.17    $68.23
Doubletree Guest Suites......................       41        8,870       73.9       132.08     97.65
Club Hotel by Doubletree.....................       20        4,209       65.5        76.56     50.16
Embassy Suites...............................      145       34,573       73.8       119.35     88.08
Hampton Inn..................................      826       86,081       70.8        66.86     47.34
Hampton Inn & Suites.........................       48        5,591       75.0        82.39     61.76
Homewood Suites..............................       74        7,867       76.1        96.87     73.70
Non-Promus Brand Hotels......................       68       11,120       70.4        92.88     65.39
                                                 -----      -------
     Total in North America..................    1,337      192,043
                                                 =====      =======

  NEW ENGLAND(c)

                                                       AS OF           YEAR ENDED DECEMBER 31, 1998(a)
                                                 DECEMBER 31, 1998     --------------------------------
                                               ---------------------                AVERAGE
                                               NUMBER OF   NUMBER OF   OCCUPANCY     DAILY
                    BRAND                       HOTELS       ROOMS     PERCENTAGE    RATE     REVPAR(b)
                    -----                      ---------   ---------   ----------   -------   ---------
Doubletree...................................        4          864       62.4%     $156.69    $ 97.72
Doubletree Guest Suites......................        2          583       78.4       161.27     126.44
Club Hotel by Doubletree.....................        1          268         --           --         --
Embassy Suites...............................        2          348       86.2       111.00      95.67
Hampton Inn..................................       15        1,910       71.1        72.67      51.65
Hampton Inn & Suites.........................       --           --         --           --         --
Homewood Suites..............................        2          245       80.2        92.97      74.60
Non-Promus Brand Hotels......................       10        1,347       78.3       208.32     163.21
                                                 -----      -------
     Total for Region........................       36        5,565
                                                 =====      =======

  MIDDLE ATLANTIC(c)

                                                       AS OF           YEAR ENDED DECEMBER 31, 1998(a)
                                                 DECEMBER 31, 1998     --------------------------------
                                               ---------------------                AVERAGE
                                               NUMBER OF   NUMBER OF   OCCUPANCY     DAILY
                    BRAND                       HOTELS       ROOMS     PERCENTAGE    RATE     REVPAR(b)
                    -----                      ---------   ---------   ----------   -------   ---------
Doubletree...................................      12        4,164        70.4%     $105.98    $ 74.59
Doubletree Guest Suites......................       7        1,616        81.7       171.34     140.07
Club Hotel by Doubletree.....................       4          757          --           --         --
Embassy Suites...............................      17        4,051        76.1       132.25     100.69
Hampton Inn..................................     129       14,338        72.6        72.13      52.36
Hampton Inn & Suites.........................       6          670        75.6        78.59      59.45
Homewood Suites..............................      10        1,008        73.7       111.45      82.19
Non-Promus Brand Hotels......................       4          968        75.0        96.85      72.60
                                                  ---       ------
     Total for Region........................     189       27,572
                                                  ===       ======

  MOUNTAIN(c)

                                                       AS OF           YEAR ENDED DECEMBER 31, 1998(a)
                                                 DECEMBER 31, 1998     --------------------------------
                                               ---------------------                AVERAGE
                                               NUMBER OF   NUMBER OF   OCCUPANCY     DAILY
                    BRAND                       HOTELS       ROOMS     PERCENTAGE    RATE     REVPAR(b)
                    -----                      ---------   ---------   ----------   -------   ---------
Doubletree...................................      9         2,611        75.5%     $ 82.30    $62.17
Doubletree Guest Suites......................     --            --          --           --        --
Club Hotel by Doubletree.....................      2           348        66.0        68.18     44.97
Embassy Suites...............................      7         1,510        72.2       114.73     82.87
Hampton Inn..................................     32         3,326        66.1        68.35     45.16
Hampton Inn & Suites.........................      2           210          --           --        --
Homewood Suites..............................      2           210        79.8       116.85     93.24
Non-Promus Brand Hotels......................      3           274        61.3        52.04     31.92
                                                  --         -----
     Total for Region........................     57         8,489
                                                  ==         =====

  PACIFIC(c)

                                                       AS OF           YEAR ENDED DECEMBER 31, 1998(a)
                                                 DECEMBER 31, 1998     --------------------------------
                                               ---------------------                AVERAGE
                                               NUMBER OF   NUMBER OF   OCCUPANCY     DAILY
                    BRAND                       HOTELS       ROOMS     PERCENTAGE    RATE     REVPAR(b)
                    -----                      ---------   ---------   ----------   -------   ---------
Doubletree...................................      46       13,151        68.4%     $ 93.85    $ 64.22
Doubletree Guest Suites......................       3          670        77.4       129.47     100.26
Club Hotel by Doubletree.....................       1          160          --           --         --
Embassy Suites...............................      32        8,216        74.3       124.96      92.81
Hampton Inn..................................      26        3,081        71.0        69.31      49.22
Hampton Inn & Suites.........................       2          350          --           --         --
Homewood Suites..............................       5          634        79.2       129.00     102.22
Non-Promus Brand Hotels......................      18        3,156        71.1        93.06      66.15
                                                  ---       ------
     Total for Region........................     133       29,418
                                                  ===       ======

  MIDWEST(c)

                                                       AS OF           YEAR ENDED DECEMBER 31, 1998(a)
                                                 DECEMBER 31, 1998     --------------------------------
                                               ---------------------                AVERAGE
                                               NUMBER OF   NUMBER OF   OCCUPANCY     DAILY
                    BRAND                       HOTELS       ROOMS     PERCENTAGE    RATE     REVPAR(b)
                    -----                      ---------   ---------   ----------   -------   ---------
Doubletree...................................       5        1,310          --%     $    --    $   --
Doubletree Guest Suites......................       9        1,942        72.0       123.00     88.61
Club Hotel by Doubletree.....................       2          442        73.1        86.34     63.08
Embassy Suites...............................      12        3,029        72.3       127.67     92.26
Hampton Inn..................................     128       12,812        70.6        67.74     47.84
Hampton Inn & Suites.........................      10        1,132        72.4        76.41     55.30
Homewood Suites..............................      10          944        78.1        87.83     68.57
Non-Promus Brand Hotels......................       9        1,161        73.7        82.15     60.51
                                                  ---       ------
     Total for Region........................     185       22,772
                                                  ===       ======

  PLAINS(c)

                                                       AS OF           YEAR ENDED DECEMBER 31, 1998(a)
                                                 DECEMBER 31, 1998     --------------------------------
                                               ---------------------                AVERAGE
                                               NUMBER OF   NUMBER OF   OCCUPANCY     DAILY
                    BRAND                       HOTELS       ROOMS     PERCENTAGE    RATE     REVPAR(b)
                    -----                      ---------   ---------   ----------   -------   ---------
Doubletree...................................      7         2,173        70.8%     $ 90.19    $63.88
Doubletree Guest Suites......................      3           637          --           --        --
Club Hotel by Doubletree.....................      1           197          --           --        --
Embassy Suites...............................     10         2,377        69.2       112.86     78.05
Hampton Inn..................................     54         5,841        68.0        65.48     44.55
Hampton Inn & Suites.........................      1            85          --           --        --
Homewood Suites..............................      4           463        60.2        83.76     50.46
Non-Promus Brand Hotels......................      3           493        69.8        89.50     62.49
                                                  --        ------
     Total for Region........................     83        12,266
                                                  ==        ======

  SOUTHEAST(c)

                                                       AS OF           YEAR ENDED DECEMBER 31, 1998(a)
                                                 DECEMBER 31, 1998     --------------------------------
                                               ---------------------                AVERAGE
                                               NUMBER OF   NUMBER OF   OCCUPANCY     DAILY
                    BRAND                       HOTELS       ROOMS     PERCENTAGE    RATE     REVPAR(b)
                    -----                      ---------   ---------   ----------   -------   ---------
Doubletree...................................      14        3,849        70.9%     $101.93    $72.29
Doubletree Guest Suites......................      12        2,047        68.5       110.13     75.42
Club Hotel by Doubletree.....................       9        2,037        61.1        73.22     44.71
Embassy Suites...............................      33        8,271        74.6       118.76     88.55
Hampton Inn..................................     353       35,067        71.2        65.66     46.78
Hampton Inn & Suites.........................      20        2,282        73.8        86.97     64.21
Homewood Suites..............................      23        2,445        77.3        92.09     71.19
Non-Promus Brand Hotels......................      13        2,105        72.6        77.88     56.57
                                                  ---       ------
     Total for Region........................     477       58,103
                                                  ===       ======

  SOUTHWEST(c)

                                                       AS OF           YEAR ENDED DECEMBER 31, 1998(a)
                                                 DECEMBER 31, 1998     --------------------------------
                                               ---------------------                AVERAGE
                                               NUMBER OF   NUMBER OF   OCCUPANCY     DAILY
                    BRAND                       HOTELS       ROOMS     PERCENTAGE    RATE     REVPAR(b)
                    -----                      ---------   ---------   ----------   -------   ---------
Doubletree...................................      15        4,815        70.3%     $103.82    $73.02
Doubletree Guest Suites......................       5        1,375        72.5       109.60     79.47
Club Hotel by Doubletree.....................      --           --          --           --        --
Embassy Suites...............................      27        5,799        71.1       107.79     76.65
Hampton Inn..................................      80        8,398        67.6        64.11     43.34
Hampton Inn & Suites.........................       6          758        76.5        68.41     52.35
Homewood Suites..............................      18        1,918        75.7       100.06     75.78
Non-Promus Brand Hotels......................       8        1,616        64.8        82.12     53.20
                                                  ---       ------
     Total for Region........................     159       24,679
                                                  ===       ======

---------------

(a) Revenue statistics are for comparable hotels, which include only those hotels in the system for the entire period from January 1, 1997 through December 31, 1998. Doubletree, Doubletree Guest Suites and Club Hotel by Doubletree's revenues statistics exclude franchised hotels. Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites' revenue statistics exclude hotels that had room additions.

(b) RevPAR is the product of the occupancy percentage times the average daily rate.

(c) The geographical regional data presented above excludes 18 hotels with an aggregate of 3,179 rooms located outside the United States.

AUDUBON WOODS BUSINESS CAMPUS

     The Company's corporate headquarters, located in Memphis, Tennessee, consist of four office buildings acquired in 1995 containing approximately 360,000 square feet of office space on 31 acres of land. The Company currently occupies 75% of the office space. The remaining space is leased.

TRADEMARKS

     The following trademarks used herein are owned by the Company:
Doubletree(R), Doubletree Guest Suites(R), Club Hotel by Doubletree(R), Embassy Suites(R), Embassy Vacation Resort(R), Hampton Inn(R), Hampton Inn & Suites(R), Hampton Vacation Resort(SM), Homewood Suites(R), Promus(R), Red Lion Hotels and Inns(R), and System 21(TM). The names "Club Hotel by Doubletree," "Doubletree," "Doubletree Guest Suites," "Embassy Suites," "Embassy Vacation Resort," "Hampton Inn," "Hampton Inn & Suites," and "Homewood Suites" are registered as service marks in the United States and in certain foreign countries. The Company considers all of these marks, and the associated name recognition, to be valuable to its business.

ITEM 3.  LEGAL PROCEEDINGS

     Actions for negligence or other tort claims occur routinely in the ordinary course of the Company's business, but none of these proceedings involves a claim for damages (in excess of applicable excess umbrella insurance coverages) involving more than 10% of current assets of the Company. The Company does not anticipate that any amounts which it may be required to pay as a result of an adverse determination of such legal proceedings, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on the Company's financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange and traded under the ticker symbol "PRH". The stock is also listed on the Chicago Stock Exchange, Pacific Stock Exchange, and Philadelphia Stock Exchange. There were approximately 10,400 holders of record of common stock as of March 5, 1999.

     The following table sets forth the high and low sale prices per share of common stock for 1998 and 1997 as reported on the New York Stock Exchange Composite Tape:

                                                                  PROMUS
                                                              ---------------
1998                                                           HIGH     LOW
----                                                          ------   ------
Fourth Quarter..............................................  $36.63   $20.56
Third Quarter...............................................   43.63    26.50
Second Quarter..............................................   48.31    37.13
First Quarter...............................................   49.63    40.75

                                           DOUBLETREE            PHC             PROMUS
                                         ---------------   ---------------   ---------------
1997                                      HIGH     LOW      HIGH     LOW      HIGH     LOW
----                                     ------   ------   ------   ------   ------   ------
Fourth Quarter (December 19-31,
  1997)................................    --       --       --       --     $43.13   $36.50
Fourth Quarter (through December 18,
  1997)................................  $49.38   $37.75   $45.38   $35.75     --       --
Third Quarter..........................   50.75    41.38    46.88    38.00     --       --
Second Quarter.........................   49.00    30.25    39.25    30.50     --       --
First Quarter..........................   45.25    35.00    36.38    28.25     --       --

     In April 1998, the Company's Board of Directors authorized the Company to repurchase up to $200 million of its common stock for cash. The authorization allows the Company to conduct the repurchase program in the open market or in negotiated or block transactions at prevailing market prices until December 31, 1999. Through December 31, 1998, the Company had repurchased 3,620,000 shares of common stock at a total cost of approximately $117.6 million. The average price per share, including transaction costs, was $32.48.

     The Company has not paid, and does not presently intend to pay, cash dividends on the common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report on pages 29-31, which information is incorporated herein by reference. The payment of dividends in the future will be at the discretion of the Board of Directors of the Company and will be dependent on the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                   COMPOUND
                                                                  PRO FORMA                         ANNUAL
                                        1994    1995    1996(A)    1996(B)    1997(A)   1998(C)   GROWTH RATE
                                        -----   -----   -------   ---------   -------   -------   -----------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
Operating Results
  Revenues............................  $ 327   $ 422   $  560      $ 891     $1,038    $1,107       35.7%
  EBITDA(e)...........................    129     149      214        311        312       419       34.2%
  Operating income....................    110     124      165        230        184       303       29.0%
  Net income..........................     50      64       91        106         95       154       32.8%
  Diluted earnings per share..........  $0.73   $0.92   $ 1.23      $1.21     $ 1.09    $ 1.78            (d)
Financial Position
  Total assets........................  $ 548   $ 683   $2,363        N/A     $2,379    $2,474       45.7%
  Notes payable (long-term)...........    189     229      789        N/A        672       769       42.1%
  Total equity........................    235     282    1,050        N/A      1,096     1,159       49.1%

---------------

(a) 1997 includes $115.0 million of business combination expenses, a $10.9 million breakup fee received in connection with the terminated Renaissance Hotel Group transaction, $43.3 million of gains on the sale of real estate and securities, and other net gains of $0.9 million. In 1996, the Company recognized gains of $4.4 million on the sale of real estate and securities. Excluding the effect of these transactions, 1997 and 1996 net income would have been $143.8 million and $103.4 million, respectively. Diluted earnings per share for 1997 and 1996, excluding the effect of these transactions, would have been $1.64 and $1.18 per share, respectively.

(b) 1996 pro forma results of operations reflect the acquisition of Red Lion as if it had occurred on January 1, 1996.

(c) 1998 includes $28.1 million of business combination expenses, $10.1 million of severance and employment-related expenses associated with the resignations of the CEO and President of the Company, $10.2 million of gains on the sale of securities, $1.3 million of gain on the sale of excess land, and other miscellaneous real estate gains of $0.2 million.

(d) For periods prior to PHC's June 30, 1995 spin-off by its former parent, weighted average shares outstanding are assumed to be equal to the actual shares outstanding at the spin-off. For the period January 1, 1994 through June 30, 1994 (Doubletree's initial public offering), shares outstanding were assumed to be equal to the shares issued on June 30, 1994. Excluding unusual items (identified in footnotes (a) and (c)) in 1998, 1997 and 1996, diluted earnings per share would have been $2.08, $1.64 and $1.18, respectively, resulting in a 32.8% three year compound growth rate.

(e) EBITDA, consisting of income before extraordinary items plus interest expense, income tax expense, depreciation and amortization and cash distributions from nonconsolidated affiliates less earnings from nonconsolidated affiliates, is a supplemental financial measurement used by management, as well as by industry analysts, to evaluate Promus' operations. However, EBITDA should not be construed as an alternative to operating income (as an indicator of operating performance) or to cash flows from operating activities (as a measure of liquidity) as determined in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on pages 20-33, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, primarily changes in interest rates. The Company has entered into derivative transactions to hedge its exposure to interest rate changes. The Company does not hold or issue derivative financial instruments for trading purposes and does not enter into derivative transactions that would be considered speculative positions.

     The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average rates by contractual maturity dates.

                                                     MATURITY DATE
                              ------------------------------------------------------------     FAIR
                               1999    2000    2001    2002    2003    THEREAFTER   TOTAL    VALUE(1)
                              ------   -----   -----   -----   -----   ----------   ------   --------
                                                       (DOLLARS IN MILLIONS)
LIABILITIES
Long-term debt
  Fixed rate................  $  1.6   $ 1.9   $ 2.1   $37.9   $ 1.3     $56.6      $101.4    $ 97.8
     Average interest
       rate.................     7.5%    7.5%    7.5%    5.8%    7.1%      7.1%        6.6%
  Variable rate.............  $669.3   $  --   $  --   $  --   $  --     $  --      $669.3    $669.3
     Average interest
       rate(2)..............     6.2%     --      --      --      --        --         6.2%
INTEREST RATE SWAPS
  Variable to Fixed.........  $337.5   $  --   $  --   $39.1   $  --     $  --      $376.6    $ (3.6)
     Average pay rate.......     6.2%     --      --     6.4%     --        --         6.2%
     Average receive rate...     5.3%     --      --     5.3%     --        --         5.3%

---------------

(1) The fair value of the fixed rate debt is based on the borrowing rates currently available for debt instruments with similar terms and maturities. The carrying value of variable rate long-term debt approximates fair value due to their short maturities and interest terms. The fair value of the swap agreements is based on the price the Company would have to pay to terminate them.
(2) The average interest rates were based on December 31, 1998, variable rates. Actual rates in future periods could vary.

     The long-term debt consists of an unsecured credit arrangement (the "Promus Facility"), mortgage indebtedness, and other unsecured notes payable. For a more detailed discussion of the Promus Facility and the Company's other indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Promus Facility and Other Indebtedness" on page 30 and "Note 8 -- Notes Payable" on pages 44 and 45 of the Annual Report, which information is incorporated herein by reference.

     The interest rate swap agreements contain a credit risk to the Company that the counterparties may be unable to meet the terms of the agreements. The Company minimizes this risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information required by Item 8 is included in the Annual Report on pages 34-54, which pages are incorporated herein by reference, and in the section labeled "Performance Statistics" on pages 10-12 in Part I hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     See the information regarding the directors of the Company set forth in the Company's Proxy Statement dated March 29, 1999, relating to the 1999 Annual Meeting of Shareholders (the "Proxy Statement") in the section entitled "Item
1 -- Election of Directors" on pages 6-8 thereof, which information is incorporated herein by reference. See "Executive Officers" on pages 6-7 in Part I hereof for information concerning the Company's executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     See the information set forth in the Proxy Statement in the section entitled "How are directors compensated?" on page 10 thereof and the information entitled "Executive Officer Compensation" on pages 12-21 thereof, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information set forth in the Proxy Statement in the section entitled "Stock Ownership" on pages 3-5 thereof, which information is incorporated herein by reference.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the information set forth in the Proxy Statement in the section entitled "Certain Relationships and Related-Party Transactions" on page 11 thereof, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

     The financial statements required by Item 14(a)(1) are included in the Annual Report on pages 34-54, which information is incorporated herein by reference.

(a)(2) Financial Statement Schedules

     Financial statement schedules for the fiscal years ended December 31, 1997 and 1998, are as follows:

         Schedule II -- Consolidated Valuation and Qualifying Accounts

     Schedules I, III, IV and V are omitted because they are not applicable.

(a)(3) Exhibits

     The exhibits listed in the Exhibit Index below are filed as part of this Report or are incorporated herein by reference.

(b) Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the fiscal quarter ended December 31, 1998.

DATE OF EVENT REPORTED                                            SUBJECT
----------------------                                            -------
December 3, 1998.......................  Press release announcing the election of Norman P. Blake,
                                         Jr., as Chairman of the Board, President and Chief
                                         Executive Officer
December 15, 1998......................  Press release announcing the resignation of William L.
                                         Perocchi as Executive Vice President and Chief Financial
                                         Officer and the election of Dan L. Hale as Executive Vice
                                         President and Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROMUS HOTEL CORPORATION

                                          By:        NORMAN P. BLAKE, JR.
                                            ------------------------------------
                                                    Norman P. Blake, Jr.
                                                   Chairman of the Board

Date: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                NORMAN P. BLAKE, JR.                   Chairman of the Board,           March 29, 1999
-----------------------------------------------------    President and Chief Executive
                Norman P. Blake, Jr.                     Officer (principal executive
                                                         officer)

                 PRISCILLA FLORENCE                    Director                         March 29, 1999
-----------------------------------------------------
                 Priscilla Florence

                    DALE F. FREY                       Director                         March 29, 1999
-----------------------------------------------------
                    Dale F. Frey

                  ROBERT E. GREGORY                    Director                         March 29, 1999
-----------------------------------------------------
                  Robert E. Gregory

                 CHRISTOPHER W. HART                   Director                         March 29, 1999
-----------------------------------------------------
                 Christopher W. Hart

                MICHAEL W. MICHELSON                   Director                         March 29, 1999
-----------------------------------------------------
                Michael W. Michelson

                    JOHN H. MYERS                      Director                         March 29, 1999
-----------------------------------------------------
                    John H. Myers

                   C. WARREN NEEL                      Director                         March 29, 1999
-----------------------------------------------------
                   C. Warren Neel

                   MICHAEL I. ROTH                     Director                         March 29, 1999
-----------------------------------------------------
                   Michael I. Roth

                      JAY STEIN                        Director                         March 29, 1999
-----------------------------------------------------
                      Jay Stein

                    RONALD TERRY                       Director                         March 29, 1999
-----------------------------------------------------
                    Ronald Terry

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 PETER V. UEBERROTH                    Director                         March 29, 1999
-----------------------------------------------------
                 Peter V. Ueberroth

                     DAN L. HALE                       Executive Vice President and     March 29, 1999
-----------------------------------------------------    Chief Financial Officer
                     Dan L. Hale                         (principal financial officer)

                RICHARD L. TRUEBLOOD                   Senior Vice President,           March 29, 1999
-----------------------------------------------------    Controller and Chief
                Richard L. Trueblood                     Accounting Officer (principal
                                                         accounting officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Promus Hotel Corporation:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in the Promus Hotel Corporation 1998 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee
February 12, 1999.

                                                                     SCHEDULE II

                            PROMUS HOTEL CORPORATION

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  COLUMN A                     COLUMN B         COLUMN C          COLUMN D     COLUMN E
--------------------------------------------  ----------   -------------------   ----------    ---------
                                                                ADDITIONS
                                                           -------------------
                                                           CHARGED
                                              BALANCE AT   TO COSTS   CHARGED                   BALANCE
                                              BEGINNING      AND      TO OTHER                  AT END
DESCRIPTION                                   OF PERIOD    EXPENSES   ACCOUNTS   DEDUCTIONS    OF PERIOD
-----------                                   ----------   --------   --------   ----------    ---------
                                                                    (IN THOUSANDS)
Fiscal Year Ended December 31, 1998
  Allowance for doubtful accounts
     Current................................   $ 1,600     $  1,793   $     0     $   102(a)    $ 3,291
                                               =======     ========   =======     =======       =======
     Long-term..............................   $   837     $    121   $     0     $     0       $   958
                                               =======     ========   =======     =======       =======
  Business combination accruals
     Merger costs...........................   $65,789     $      0   $     0     $56,164(b)    $ 9,625
     Severance costs........................   $     0     $ 28,065   $     0     $     0       $28,065
                                               -------     --------   -------     -------       -------
          Total.............................   $65,789     $ 28,065   $     0     $56,164       $37,690
                                               =======     ========   =======     =======       =======
Fiscal Year Ended December 31, 1997
  Allowance for doubtful accounts
     Current................................   $ 1,558     $    409   $     0     $   367(a)    $ 1,600
                                               =======     ========   =======     =======       =======
     Long-term..............................   $   357     $    480   $     0     $     0       $   837
                                               =======     ========   =======     =======       =======
  Business combination accruals
     Merger costs...........................   $     0     $115,000   $     0     $49,211(b)    $65,789
                                               =======     ========   =======     =======       =======

---------------
(a) Includes uncollectible accounts written off, net of amounts recovered, and balances transferred to other accounts.

(b) Represents cash paid for accruals. None of the 1998 accrual was paid before year-end 1998.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1      --  Restated Certificate of Incorporation of Promus Hotel
               Corporation [incorporated by reference from Registration
               Statement on Form S-4 (File No. 333-40253) filed on November
               11, 1997].
  3.2      --  Amended and Restated Bylaws of Promus Hotel Corporation
               dated as of December 3, 1998.*
  4.1      --  Rights Agreement dated as of December 17, 1997, between
               Promus Hotel Corporation and First Union National Bank
               [incorporated by reference from Form 8-A (File No. 1-13719)
               filed on December 17, 1997], as amended by First Amendment to Rights Agreement dated as of October 23, 1998, between
               the parties*.
  4.2      --  Registration Rights Agreement dated as of December 19, 1997, among Promus Hotel Corporation and certain shareholders
               [incorporated by reference from Registration Statement on
               Form S-4 (File No. 333-40253) filed on November 11, 1997].
 10.1      --  Agreement and Plan of Merger dated as of September 1, 1997, among Doubletree Corporation, Promus Hotel Corporation, and
               Parent Holding Corp. [incorporated by reference from Current
               Report on Form 8-K for event dated September 1, 1997 (File
               No. 1-11463)], as amended by Amendment Agreement dated as of
               October 1, 1997, between Doubletree Acquisition Corp. and
               Promus Acquisition Corp. [incorporated by reference from
               Registration Statement on Form S-4 (File No. 333-40253)
               filed on November 11, 1997], and resolutions adopted by
               Board of Directors of Promus Hotel Corporation on July
               30-31, 1998, and effective as of December 3, 1998*.
 10.2      --  Guarantee Agreement dated as of February 5, 1996, among
               Promus Hotel Corporation, Promus Hotels, Inc., Canadian
               Imperial Bank of Commerce, as agent for the Lenders, FelCor
               Suites Limited Partnership, FelCor/CSS Holdings, L.P., and
               FelCor Suite Hotels, Inc. [incorporated by reference from
               Quarterly Report on Form 10-Q for fiscal quarter ended March
               31, 1996 (File No. 1-11463].
 10.3      --  Lease dated as of August 1, 1995, between RLH Partnership,
               L.P., and Red Lion Hotels, Inc. [incorporated by reference from Current Report on Form 8-K for event dated November 15,
               1996 (File No. 0-24392)], as amended by First Amendment to
               Lease dated as of November 8, 1996, between the parties*,
               Second Amendment to Lease dated as of September 15, 1998,
               between the parties*, and Third Amendment to Lease dated as of February 26, 1999, between the parties*.
 10.4      --  Guaranty of Lease Obligations dated as of September 15,
               1998, among Promus Hotels, Inc., Red Lion Hotels, Inc., and
               RLH Partnership, L.P.*
 10.5      --  Guaranty Agreement dated as of November 13, 1998, between
               Doubletree Corporation and GMAC Commercial Mortgage
               Corporation, and joined by Promus Hotel Corporation.*
 10.6      --  Tranche A Credit Agreement dated as of December 19, 1997, among Doubletree Corporation and Promus Hotels, Inc., as
               borrowers; Promus Hotel Corporation and Promus Operating
               Company, Inc., as guarantors; the Lenders; Bankers Trust
               Company, The Bank of Nova Scotia, and Canadian Imperial Bank
               of Commerce, as co-syndication agents; and NationsBank,
               N.A., as agent [incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File
               No. 1-13719)].
 10.7      --  Tranche B Credit Agreement dated as of December 19, 1997, among Doubletree Corporation and Promus Hotels, Inc., as
               borrowers; Promus Hotel Corporation and Promus Operating
               Company, Inc., as guarantors; the Lenders; Bankers Trust
               Company, The Bank of Nova Scotia, and Canadian Imperial Bank
               of Commerce, as co-syndication agents; and NationsBank,
               N.A., as agent [incorporated by reference from Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File
               No. 1-13719)]; as amended by First Amendment to Tranche B
               Credit Agreement dated as of December 18, 1998, among the
               parties*.
 10.8+     --  Employment Agreement dated as of December 3, 1998, between
               Promus Hotel Corporation and Norman P. Blake, Jr.*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.9+     --  Employment Agreement dated as of December 19, 1997, between
               Promus Hotel Corporation and Raymond E. Schultz
               [incorporated by reference from Registration Statement on
               Form S-4 (File No. 333-40253) filed on November 11, 1997].
 10.10+    --  Employment Agreement dated as of December 19, 1997, between
               Promus Hotel Corporation and Richard M. Kelleher
               [incorporated by reference from Registration Statement on
               Form S-4 (File No. 333-40253) filed on November 11, 1997].
 10.11+    --  Employment Agreement dated as of December 19, 1997, between
               Promus Hotel Corporation and William L. Perocchi
               [incorporated by reference from Registration Statement on
               Form S-4 (File No. 333-40253) filed on November 11, 1997].
 10.12+    --  Employment Agreement dated as of December 19, 1997, between
               Promus Hotel Corporation and Thomas L. Keltner [incorporated by reference from Registration Statement on Form S-4 (File
               No. 333-40253) filed on November 11, 1997].
 10.13+    --  Severance Agreement dated as of January 13, 1999, between
               Promus Hotel Corporation and Norman P. Blake, Jr.*
 10.14+    --  Merger Severance Agreement dated as of September 1, 1997, between Promus Hotel Corporation and Raymond E. Schultz
               [incorporated by reference from Registration Statement on
               Form S-4 (File No. 333-40253) filed on November 11, 1997].
 10.15+    --  Severance Agreement dated as of December 17, 1997, between
               Doubletree Corporation and Richard M. Kelleher [incorporated by reference from Registration Statement on Form S-4 (File
               No. 333-40253) filed on November 11, 1997].
 10.16+    --  Severance Agreement dated as of December 17, 1997, between
               Doubletree Corporation and William L. Perocchi [incorporated by reference from Registration Statement on Form S-4 (File
               No. 333-40253) filed on November 11, 1997].
 10.17+    --  Merger Severance Agreement dated as of September 1, 1997, between Promus Hotel Corporation and Thomas L. Keltner
               [incorporated by reference from Registration Statement on
               Form S-4 (File No. 333-40253) filed on November 11, 1997].
 10.18+    --  Severance Agreement dated as of September 15, 1997, between
               Doubletree Corporation and Thomas W. Storey.*
 10.19+    --  Severance Agreement dated as of September 15, 1997, between
               Doubletree Corporation and Margaret Ann Rhoades.*
 10.20+    --  Merger Severance Agreement dated as of September 1, 1997, between Promus Hotel Corporation and James T. Harvey.*
 10.21+    --  Merger Severance Agreement dated as of September 1, 1997, between Promus Hotel Corporation and Stevan D. Porter.*
 10.22+    --  Short-Term Retention Agreement dated as of March 15, 1999, between Promus Hotel Corporation and Thomas L. Keltner.*
 10.23+    --  Long-Term Retention Agreement dated as of March 15, 1999, between Promus Hotel Corporation and Thomas L. Keltner.*
 10.24+    --  Short-Term Retention Agreement dated as of March 5, 1999, between Promus Hotel Corporation and Thomas W. Storey.*
 10.25+    --  Long-Term Retention Agreement dated as of March 5, 1999, between Promus Hotel Corporation and Thomas W. Storey.*
 10.26+    --  Consulting Agreement dated as of January 1, 1999, between
               Promus Hotel Corporation and Peter V. Ueberroth.*
 10.27+    --  Promus Hotel Corporation Executive Deferred Compensation
               Plan amended and restated on February 26, 1997.*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.28+    --  1997 Equity Participation Plan of Promus Hotel Corporation
               [incorporated by reference from Registration Statement on
               Form S-4 (File No. 333-40253) filed on November 11, 1997].
 10.29+    --  Doubletree Hotels Corporation Supplemental Executive
               Retirement Plan dated as of February 15, 1997, as amended by letter from Richard J. Ferris to Richard M. Kelleher and
               William L. Perocchi dated December 9, 1997.*
 10.30+    --  Promus Hotel Corporation Key Executive Officer Annual
               Incentive Plan [incorporated by reference from Proxy
               Statement dated April 25, 1995 (File No. 1-10410)].
 10.31+    --  Form of Indemnification Agreement between Promus Hotel
               Corporation and its directors and officers [incorporated by reference from Registration Statement on Form S-4 (File No.
               333-40253) filed on November 11, 1997].
 11        --  Computation of Per Share Earnings*
 13        --  1998 Annual Report to Shareholders*
 21        --  Subsidiaries of Promus Hotel Corporation*
 23        --  Consent of Arthur Andersen LLP*
 27        --  Financial Data Schedule -- Year ended December 31, 1998*

---------------

* The indicated exhibit is filed herewith.
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K.