Form 10-Q
period 1999-03-31
PROMUS HOTEL CORP/DE/
filed 1999-05-12
CIK 1049533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.

                 Common Stock ................82,909,965 shares





                                  Page 1 of 29
                              Exhibit Index Page 28

                         Form 10-Q Cross-Reference Index

PART I          FINANCIAL INFORMATION                                         Page
                                                                              ----
    Item 1.     Financial Statements (Unaudited)

                a) Consolidated Balance Sheets - December 31, 1998 and
                   March 31, 1999                                                3

                b) Consolidated Statements of Operations - March 31, 1998
                   and March 31, 1999                                            4

                c) Consolidated Statements of Cash Flows - March 31, 1998
                   and March 31, 1999                                            5

                d) Notes to Consolidated Financial Statements                    6

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                             11

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk      25


PART II         OTHER INFORMATION

    Item 1.     Legal Proceedings                                               26

    Item 2.     Changes in Securities                                           26

    Item 3.     Defaults Upon Senior Securities                                 26

    Item 4.     Submission of Matters to a Vote of Security Holders             26

    Item 5.     Other Information                                               26

    Item 6.     Exhibits and Reports on Form 8-K                                26

    Signatures                                                                  27

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated condensed financial statements of Promus Hotel Corporation (Promus), incorporated in the state of Delaware, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These unaudited consolidated condensed financial statements should be read in conjunction with Promus' consolidated financial statements and notes thereto included in Promus' 1998 Annual Report to Shareholders.

                            Promus Hotel Corporation
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (unaudited)



                                                               December 31,     March 31,
                                                                   1998           1999
                                                               ------------    ----------
ASSETS
Cash and cash equivalents                                       $    6,466     $   22,720
Accounts receivable, net                                           101,742        110,158
Other                                                               44,485         37,879
                                                                ----------     ----------
  Total current assets                                             152,693        170,757
                                                                ----------     ----------
Property and equipment, net                                      1,109,868      1,100,658
Investments                                                        220,268        215,536
Management and franchise contracts, net                            427,421        424,035
Goodwill, net                                                      392,419        389,825
Notes receivable                                                    68,991         79,321
Investment in franchise system                                      57,023         57,145
Deferred costs and other assets                                     45,318         43,781
                                                                ----------     ----------
                                                                $2,474,001     $2,481,058
                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                           $  180,189     $  154,526
Current portion of notes payable                                     1,797          1,748
                                                                ----------     ----------
  Total current liabilities                                        181,986        156,274
                                                                ----------     ----------
Deferred income taxes                                              276,498        277,128
Notes payable                                                      768,891        809,426
Other long-term obligations                                         87,931         82,364
                                                                ----------     ----------
                                                                 1,315,306      1,325,192
                                                                ----------     ----------
Commitments and contingencies

Stockholders' equity:
  Common stock, $0.01 par value. Authorized 500,000,000 shares;
   87,457,099 and 87,880,465 shares issued and outstanding             875            879
  Additional paid-in capital                                       898,900        910,692
  Retained earnings                                                379,423        413,465
  Accumulated other comprehensive income (loss)                     (2,909)        (2,778)
  Treasury stock, at cost (3,620,000 and 4,970,500 shares)        (117,594)      (166,392)
                                                                ----------     ----------
                                                                 1,158,695      1,155,866
                                                                ----------     ----------
                                                                $2,474,001     $2,481,058
                                                                ==========     ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            Promus Hotel Corporation
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                              Three Months Ended
                                                                   March 31,
                                                            ----------------------
                                                              1998          1999
                                                            --------      --------
Revenues:
  Franchise and management fees                             $ 49,344      $ 52,090
  Owned hotel revenues                                        91,581       101,490
  Leased hotel revenues                                       98,479        90,656
  Purchasing and service fees                                  5,090         4,859
  Other fees and income                                       10,049        11,046
                                                            --------      --------
      Total revenues                                         254,543       260,141
                                                            --------      --------

Operating costs and expenses:
  General and administrative expenses                         18,535        23,786
  Owned hotel expenses                                        57,666        65,715
  Leased hotel expenses                                       89,259        82,610
  Depreciation and amortization                               19,180        21,042
                                                            --------      --------
      Total operating costs and expenses                     184,640       193,153
                                                            --------      --------
Operating income                                              69,903        66,988

  Interest and dividend income                                 5,618         4,834
  Interest expense, net                                      (15,305)      (16,451)
  Loss on sale of real estate and securities                      (4)         (268)
                                                            --------      --------
Income before income taxes and minority interest              60,212        55,103
  Minority interest share of net income                         (879)         (548)
                                                            --------      --------
Income before income taxes                                    59,333        54,555
  Income tax expense                                         (23,317)      (20,513)
                                                            --------      --------
Net income                                                  $ 36,016      $ 34,042
                                                            ========      ========

Net income per share

      Basic                                                 $   0.42      $   0.41
                                                            ========      ========
      Diluted                                               $   0.41      $   0.40
                                                            ========      ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            Promus Hotel Corporation
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                      Three Months Ended March 31,
                                                                    -------------------------------
                                                                          1998          1999
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $ 36,016      $ 34,042
 Adjustments to reconcile net income to net cash
  provided by operations:
   Payment of business combination expenses                              (24,039)      (27,667)
   Depreciation and amortization                                          19,180        21,042
   Other non-cash income                                                    (150)         (618)
   Equity in earnings of nonconsolidated affiliates                       (3,611)       (3,676)
   Loss (gain) on sale of real estate, securities and investments              4        (1,075)
 Changes in assets and liabilities:
   Increase in accounts receivable, net                                   (5,975)       (8,664)
   Decrease in other current assets                                        6,436         6,606
   Decrease in deferred costs and other assets                                99           130
   Increase in accounts payable and accrued expenses                      26,593         3,949
   Increase (decrease) in other long-term obligations and
     deferred income taxes                                                 1,431        (4,855)
                                                                        --------       -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                            55,984        19,214
                                                                        --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                                          (61,150)            -
   Purchases of property and equipment                                   (42,890)      (22,646)
   Proceeds from sale of real estate, securities and investments           2,115        21,738
   Investments in and advances to partnerships and affiliates             (8,626)       (3,886)
   Distributions from partnerships and affiliates                         16,568        12,084
   Net investment in management and franchise contracts                     (118)         (398)
   Escrow deposits used for development                                   20,537             -
   Loans to owners of managed and franchised hotels                       (4,976)      (18,565)
   Collections of loans to owners of managed and
     franchised hotels                                                     5,824         7,496
   Other                                                                    (229)         (231)
                                                                         -------       -------
     NET CASH USED IN INVESTING ACTIVITIES                               (72,945)       (4,408)
                                                                         -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of common stock options                         23,768         9,760
   Purchases of treasury stock                                                 -       (48,798)
   Net activity under revolving credit facility                           21,500         5,750
   Proceeds from notes payable                                                 -        35,000
   Principal payments on notes payable                                      (361)         (264)
                                                                        --------       -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                            44,907         1,448
                                                                        --------       -------
Net increase in cash and cash equivalents                                 27,946        16,254
Cash and cash equivalents, beginning of period                            24,066         6,466
                                                                        --------       -------
Cash and cash equivalents, end of period                                $ 52,012      $ 22,720
                                                                        ========       =======


The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - March 31, 1999 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Promus Hotel Corporation (Promus) and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. While management seeks to make accurate estimates, actual results could differ from these estimates.

During the first quarter of 1998, Promus adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The standard requires that entities include within their financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For Promus, adjustments to calculate comprehensive income are comprised exclusively of changes in unrealized gains (losses), net of gains (losses) realized, on its investments in marketable common stock. The adjustments, net of tax, for the three months ended March 31, 1998 and 1999 were $4,366,000 and $132,000, respectively.

NOTE 2 - NATURE OF OPERATIONS

Through its wholly-owned subsidiaries, Promus franchises and manages hotels with the following brands: Doubletree Hotels, Doubletree Guest Suites, Embassy Suites, Hampton Inn, Hampton Inn & Suites, Homewood Suites, Club Hotels by Doubletree, and Red Lion Inns and Hotels. Promus may also own all or a portion of these hotels or lease these hotels from others. In addition, Promus leases and manages hotels that are not Promus-branded. At March 31, 1999, Promus franchises 1,023 hotels and operates 339 hotels, of which 64 hotels are wholly owned, 22 are partially owned through joint ventures, 73 are leased from third parties and 180 are managed for third parties. These hotels are located in all 50 states, the District of Columbia, Puerto Rico and six foreign countries. Promus also operates and licenses vacation interval ownership systems under the Embassy Vacation Resort and Hampton Vacation Resort names.

Promus' primary focus is to develop, grow and support its franchise and management business. Promus' primary sources of revenues are from the operations of owned and leased hotels, franchise royalty fees and management fees. Promus charges franchisees a royalty fee of up to four percent of the franchised hotels' room revenues. Management fees are based on a percentage of the managed hotels' gross revenues, operating profits, cash flow, or a combination thereof. Generally, Promus is also reimbursed for certain costs associated with providing central reservations, sales, marketing, accounting, data processing, internal audit and employee training services to hotels.

NOTE 3 - BUSINESS COMBINATIONS

On December 19, 1997, Promus Hotel Corporation and Doubletree Corporation merged. The merger was accounted for under the pooling of interests method. In connection with the merger, Promus recorded a $115.0 million provision for business combination expenses in December 1997 and an employee severance accrual of $28.1 million in the fourth quarter of 1998. At March 31, 1999, $10.2 million of these accruals remained and were included in current liabilities.

Acquisition of Harrison Conference Associates, Inc.

In January 1998, Promus acquired Harrison Conference Associates, Inc. (Harrison) for approximately $61.2 million cash, including acquisition costs, in a transaction accounted for as a purchase. Harrison is a leading conference center operator with over 1,200 rooms under management, including two owned and six managed properties.

NOTE 4 - INVESTMENTS

Investments consist of the following (in thousands):


                                                December 31,     March 31,
                                                   1998            1999
                                                -----------      --------
Hotel partnerships                               $165,678        $160,738
Investments in common stock (at market)            36,090          36,298
Convertible preferred stock                        18,500          18,500
                                                 --------        --------
                                                 $220,268        $215,536
                                                 ========        ========

Promus' non-controlling general and/or limited partnership interests in hotel partnerships range from less than 1.0% to 50.0%. Investments in common stock are carried at market value. Promus' cost of these investments at March 31, 1999 was approximately $40.9 million.

NOTE 5 - NOTES PAYABLE

Promus' indebtedness consists of the following (in thousands):


                                                         December 31,     March 31,
                                                            1998            1999
                                                         -----------      ---------
Promus Facility                                           $634,250        $640,000
Mortgages, 6.9% - 8.6%, maturities
  through 2008                                              95,660          95,439
Convertible rate term loan                                  20,000          20,000
Notes payable and other unsecured debt, 6.0%-13.0%,
  maturities through 2022                                   20,778          55,735
                                                          --------        --------
                                                           770,688         811,174
Current portion of notes payable                            (1,797)         (1,748)
                                                          --------        --------
                                                          $768,891        $809,426
                                                          ========        ========

Derivative Financial Instruments

To manage its interest rate sensitivity, Promus maintains several interest rate swap agreements, which serve to convert a portion of the Promus Facility from a floating to a fixed rate. At March 31, 1999, the fair value of Promus' swap agreements, which Promus would have been required to pay to terminate them, was approximately $2.3 million.


NOTE 6 - STOCKHOLDERS' EQUITY

In August 1998, Promus' board of directors authorized the repurchase of up to $200.0 million of its common stock for cash. The authorization allows Promus to conduct the repurchase program in the open market, or in negotiated or block transactions at prevailing market prices until December 31, 1999. Through March 31, 1999, Promus had repurchased 4,970,500 shares of its common stock at a total cost of approximately $166.4 million.

On April 30, 1999, Promus' board of directors authorized a continuation of the share repurchase program through December 31, 2000. The authorization allows Promus to repurchase up to an additional $200.0 million of common stock for cash under the same conditions as the August 1998 authorization.

NOTE 7 - EARNINGS PER SHARE

The following table reflects Promus' weighted average common shares outstanding and the impact of its dilutive common share equivalents (in thousands):



                                                   Three months ended
                                                        March 31,
                                                  --------------------
                                                    1998        1999
                                                   ------      ------
Basic weighted average shares outstanding          86,415      83,616
  Effect of dilutive securities:
    Stock options and warrants                      1,224         445
                                                   ------      ------
Diluted weighted average shares outstanding        87,639      84,061
                                                   ======      ======

Outstanding options to purchase shares of common stock, where the options' exercise prices were greater than the average market price of the common shares for the time period reported, must be excluded from the above computations of diluted weighted average outstanding shares. For the three months ended March 31, 1998, 2,000 options were excluded. For the three months ended March 31, 1999, 5,849,598 options were excluded.

NOTE 8 - STOCK OPTIONS

The 1997 Equity Participation Plan allows options to be granted to key personnel to purchase shares of Promus' stock at a price not less than the current market price at the date of grant. The options vest annually and ratably over a four-year period from the date of grant and expire ten years after the grant date. An aggregate of 10,000,000 shares has been authorized for issuance under the plan. The plan also provides for the issuance of stock appreciation rights, restricted stock or other awards.

Additionally, Promus and Doubletree had stock option plans prior to their merger on December 19, 1997. On the date of the merger, options were issued to replace the options outstanding under the prior plans. The replacement options were issued with identical remaining terms and conditions, except the replacement options vested immediately. The immediate vesting was in accordance with the terms of the prior plans.

As of March 31, 1999, approximately 11,367,000 options were outstanding.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest, net of interest capitalized, amounted to $9.4 million and $12.6 million for the three months ended March 31, 1998 and 1999, respectively. Cash paid for income taxes, net of refunds received, amounted to $(0.9) million and $1.2 million for the three months ended March 31, 1998 and 1999, respectively. Investments in common stock, carried at market values, had unrealized gains of $29.2 million at March 31, 1998 and unrealized losses of $4.6 million at March 31, 1999.

NOTE 10 - SEGMENT REPORTING

On January 1, 1998, Promus adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, Promus has one operating segment, lodging, which is managed as one business unit. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Promus does not record taxes at the segment level.

The following table presents the revenues, operating profit and assets of Promus' reportable segment for the three months ended March 31, (in thousands):


                                          1998          1999
                                       ----------    ----------
     Revenues
       Lodging                         $  248,519    $  253,831
       Other (a)                            6,024         6,310
                                       ----------    ----------
                                          254,543       260,141
                                       ----------    ----------
     Operating profit (b)
       Lodging                         $   85,036    $   87,077
       Other                                3,402         3,697
                                       ----------    ----------
                                           88,438        90,774
                                       ----------    ----------
     Depreciation and amortization
       Lodging                         $   14,728    $   16,915
       Corporate                            4,452         4,127
                                       ----------    ----------
                                           19,180        21,042
                                       ----------    ----------
     Segment assets
       Lodging                         $1,798,125    $1,870,861
       Other                               37,249        42,257
       Corporate                          646,691       567,940
                                       ----------    ----------
                                        2,482,065     2,481,058
                                       ----------    ----------
     Capital expenditures (c)
       Lodging                         $   41,213    $   13,589
       Other                                    -             -
       Corporate                            1,677         9,057
                                       ----------    ----------
                                           42,890        22,646
                                       ----------    ----------


(a) - Other revenues are derived from Promus Vacation Resorts and Promus' purchasing subsidiary.
(b) - Operating profit excludes interest and gain on sale of real estate and securities.
(c) - Capital expenditures do not include the purchase of Harrison in 1998.

Promus does not record gains on the sales of real estate and securities, interest and dividend income, or interest expense at the segment level; therefore, segment assets do not include investments or notes receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 31, 1999, the Promus Hotel Corporation system contained 1,362 hotels, representing over 194,000 hotel rooms. Promus has hotels in all 50 states, the District of Columbia, Puerto Rico, and six foreign countries. Our brands include:

-        Doubletree Hotels
-        Doubletree Guest Suites
-        Embassy Suites
-        Hampton Inn
-        Hampton Inn & Suites
-        Homewood Suites
-        Club Hotels by Doubletree
-        Red Lion Inns and Hotels

The Promus system also includes certain properties that are not Promus-branded.

Of these 1,362 hotels, 1,023 are owned/operated by franchisees and Promus operates 275 and owns 64. Depending on the hotel brand, we charge each franchisee royalty fees of up to four percent of suite or room revenues in exchange for the use of one of our brand names and franchise-related services.

Promus operated properties include:


                       Wholly-owned hotels                     64
                       Leased hotels                           73
                       Joint venture hotels                    22
                       Hotels managed for third parties       180
                                                              ---
                                     Total                    339
                                                              ===


Promus receives management fees for supervising or operating hotels. Management fees are based on a percentage of the hotel's gross revenues, operating profits, cash flow, or a combination of each. Promus' results of operations for owned and leased hotels reflect the revenues and expenses of these hotels.

Promus also licenses eight vacation interval ownership properties under the Embassy Vacation Resort and Hampton Vacation Resort brand names. We earn franchise fees on net interval sales and on revenues related to the rental of interval units. We also earn management fees for our role as manager of some of the vacation resort properties.

Promus' primary focus is to grow its franchise and management businesses, while limiting its ownership of real estate. We own a mix of Promus-brand hotels that enhance our role as manager and franchisor for our brands. We may periodically sell hotels as appropriate and when opportunities arise.

RESULTS OF OPERATIONS

The principal factors affecting our results are:

-   continued growth in the number of system hotels
-   occupancy and room rates achieved by hotels
-   the relative mix of owned, leased, managed and franchised hotels
-   our ability to manage costs

The number of rooms at franchised and managed properties and revenue per available room (RevPAR) significantly affect our results because franchise royalty and management fees are generally based upon a percentage of room revenues. Increases in franchise royalty and management fee revenues have a favorable impact on our operating margin due to minimal incremental costs associated with this type of revenue.

Almost all components of our revenues are favorably impacted by system-wide increases in RevPAR, even though our revenues come from various sources. On a comparable hotel basis, RevPAR increases were as follows:

Revenue per Available Room for
Comparable Hotels (a)


                                Three months ended March 31,
                              --------------------------------
                               1998        1999       Increase
                              ------      ------      --------
Doubletree Hotels             $70.19      $72.76        3.7%
Embassy Suites                 88.39       90.67        2.6%
Hampton Inn                    43.42       44.37        2.2%
Hampton Inn & Suites           55.87       59.15        5.9%
Homewood Suites                69.65       70.61        1.4%
Other hotels (b)               63.68       64.09        0.6%

(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of March 31, 1999 and managed or franchised by Promus since January 1, 1998. Doubletree franchised hotels are not included in the statistical information.
(b) Includes results for the 15 Red Lion hotels as well as the results for comparable hotels managed/leased under other franchisors' brands or as independent hotels and/or conference centers.

Three Months Ended March 31, 1999 Compared with Three Months Ended March 31,
1998

Operating Revenues and Expenses

First quarter 1999 revenues increased 2.2%, or $5.6 million, to $260.1 million compared to first quarter 1998 revenues of $254.5 million.

The following table compares operating revenues and expenses for the three months ended March 31, 1998 and 1999 (dollars in thousands):


                                         Three months ended
                                             March 31,
                                         -------------------     Increase      Percentage
                                          1998        1999      (Decrease)       Change
                                        --------    --------    ----------    -----------
  Franchise and management fees         $ 49,344    $ 52,090     $ 2,746          5.6 %
  Owned hotel revenues                    91,581     101,490       9,909         10.8
  Leased hotel revenues                   98,479      90,656      (7,823)        (7.9)
  Purchasing and service fees              5,090       4,859        (231)        (4.5)
  Other fees and income                   10,049      11,046         997          9.9
                                        --------    --------     -------          ---
         Total operating revenues        254,543     260,141       5,598          2.2
                                        --------    --------     -------          ---
  General and administrative expenses     18,535      23,786       5,251         28.3
  Owned hotel expenses                    57,666      65,715       8,049         13.9
  Leased hotel expenses                   89,259      82,610      (6,649)        (7.4)
  Depreciation and amortization           19,180      21,042       1,862          9.7
                                        --------    --------     -------          ---
         Total operating expenses        184,640     193,153       8,513          4.6
                                        --------    --------     -------          ---
  Operating income                      $ 69,903    $ 66,988     $(2,915)        (4.2)%
                                        ========    ========     =======          ===

  Operating margins:
    Total (a)                               27.5%       25.8%
    Owned hotels (b)                        37.0        35.2
    Leased hotels (c)                        9.4         8.9


(a) - Operating income divided by total operating revenue.
(b) - Owned hotel revenues less owned hotel expenses divided by owned hotel revenues.
(c) - Leased hotel revenues less leased hotel expenses divided by leased hotel revenues.

Franchise and management fees - The increase was due to growth in the number of franchised and managed properties as well as improved performance at existing franchised and managed properties. Since March 31, 1998 we have added 136 franchise and management contracts (net of terminations). Incentive management fees totaled $7.3 million in the first quarter of 1998 and 1999.

Owned hotel revenues and expenses - Revenue and expense increases are due to the net addition of eight hotels since March 31, 1998. We also experienced revenue growth due to increases in RevPAR. The margin decline primarily resulted from the impact of the new hotels opened since the first quarter of 1998. New hotels typically generate lower margins prior to reaching maturity. The effect of the Asian economic crisis on our hotels in the Pacific Northwest also negatively impacted the margin.

Leased hotel revenues and expenses - Since March 31, 1998, the number of leased hotels decreased by nine. This decrease in the number of leased hotels caused a decrease in revenues and expenses for the first quarter of 1999. The operating margin decreased to 8.9% for the quarter ended March 31, 1999 from 9.4% for the same period in 1998. The net decrease in the number of leased hotels negatively impacted the margin.

Purchasing and service fees - We supply franchised and managed hotels and manage various capital projects for a fee. Our fees decreased 4.5% for the three months ended March 31, 1999, over the same period in 1998. Fees from preferred vendor programs increased $1.1 million but were offset by a decrease of $1.3 million in project management fees.

Other fees and income - During the first quarter of 1999, we realized a $1.3 million gain related to the sale of a joint venture hotel. Excluding this unusual item, other fees and income for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 would have decreased $0.3 million.

General and administrative expenses - The increase in the 1999 first quarter includes a charge of $7.6 million for retention and employment-related expenses associated with the management change following the Promus/Doubletree merger. Excluding the effect of this unusual item, general and administrative expenses decreased $2.4 million, or 12.7%, in the first quarter of 1999 over the first quarter of 1998. The reduction in general and administrative expenses was directly attributable to efficiencies from the Promus/Doubletree merger.

Depreciation and amortization - The increase of 9.7% in the first quarter of 1999 is primarily due to the addition of eight owned hotels since the first quarter of 1998.

Other Items Affecting Net Income

Interest and dividend income - Interest and dividend income was $5.6 million in the first quarter of 1998 compared to $4.8 million in the first quarter of 1999. The decrease is due to lower interest income from notes receivable and escrow deposits. Notes receivable outstanding were $88.1 million at March 31, 1998 compared to $79.3 million at March 31, 1999. Escrow deposits were proceeds from hotel sales in 1997. We deposited these proceeds into interest earning accounts until they were used for hotel purchases during the first quarter of 1998.

Interest expense - Interest expense was $15.3 million in first quarter 1998 compared to $16.5 million in first quarter 1999. The increase was due to higher average borrowings for the first three months of 1999 over the first three months of 1998. Average borrowings increased to fund the repurchase of a portion of Promus' outstanding common stock. A lower average interest rate paid for borrowings in first quarter 1999 helped to reduce the increase in interest expense caused by the higher average borrowings.

Operating results for the first quarter of 1998 reflect an overall tax rate of 39.3%, compared with an overall rate of 37.6% for the first quarter of 1999. Minority interest share of net income reflects the profits allocable to third party owners of consolidated joint venture hotels.

Net income and earnings per diluted share for the quarter ended March 31, 1998 were $36.0 million and $0.41, respectively, compared to $34.0 million and $0.40, respectively for 1999. It is difficult to compare operating results due to the inclusion in the first quarter of 1999 of certain unusual items. Included in first quarter 1999 results were a net gain of $1.1 million on the sale of real estate and a $7.6 million charge for retention and employment-related expenses associated with the management change following the Promus/Doubletree merger. Unusual items for the first quarter of 1998 were not significant. Excluding these items, net income and earnings per diluted share for the first quarter of 1998 and 1999 would have been $36.0 million and $0.41 and $38.1 million and $0.45, respectively.

Overall

Promus' operating income, excluding the effect of unusual items, increased 4.8% to $73.3 million for the first quarter of 1999 from $69.9 million for the same period in 1998. Though increases in operating income are in part due to revenue growth, growth has also come from the changing mix of Promus' business. Due to the size and strength of our infrastructure and systems, openings of additional franchised or managed properties require fewer incremental costs. The growth in our franchise and management portfolio over the past several years has served to improve overall operating profitability.

DEVELOPMENT

Hotels

Promus is an industry leader in franchised and owned hotel development. In the first three months of 1999, we added 25 net hotels and 2,188 net rooms to our hotel system, compared to the addition of 28 net hotels and 3,538 net rooms during the first three months of 1998. Net room additions, by brand, are as follows:


                                       Net Rooms Added
                                  ------------------------
                                  Quarters Ended March 31,
                                  ------------------------
                                        1998      1999
                                       ------    ------
Doubletree Hotels                         487      (345)
Hampton Inn                             2,015     1,812
Hampton Inn & Suites                      480       553
Embassy Suites                            200       100
Homewood Suites                           799       614
Other                                    (443)     (546)
                                        -----     -----
                                        3,538     2,188
                                        =====     =====


Hampton Inn continued to lead Promus' unit growth, with a net of 18 properties added during the quarter. We expect to continue growing the Hampton Inn brand as demand from franchisees and guests appears strong. Hampton Inn franchise application approvals through March 31, 1999 were greater than approvals through March 31, 1998. Doubletree lost a net of two hotels and 345 rooms during the three months ended March 31, 1999. The net decrease came from management's decision to terminate one franchised property, the owner of another hotel converting to their own brand and the conversion of one Doubletree Guest Suites to an Embassy Suites hotel. Doubletree added one new franchised hotel in the first quarter of 1999. Embassy Suites added a net of 100 rooms in the first quarter of 1999. The net increase came from the conversion of a managed Doubletree Guest Suites to an Embassy Suites offset by the sale of a joint venture hotel and management's decision to terminate one franchised property. In addition, we opened and sold one new Embassy Suites hotel while retaining the right to manage the property. Other non-Promus branded hotel rooms decreased by 546 due to the termination of two management contracts. The greatest percentage growth in the first three months of 1999 occurred within the Homewood Suites and Hampton Inn & Suites brands. Homewood Suites added 614 rooms, a 7.8% increase in total rooms. Hampton Inn & Suites added 553 rooms, a 9.9% increase in total rooms.

Promus' pipeline as of March 31, 1999 contained 335 properties that were either in the design or construction phase, as follows:


                                           Under
                                    Construction/     In
                                      Conversion    Design    Total
                                    ------------    ------    -----
     Hampton Inn                            98         92      190
     Homewood Suites                        10         17       27
     Hampton Inn & Suites                   24         28       52
     Embassy Suites                         12         28       40
     Doubletree Hotels and Guest Suites      5          8       13
     Club Hotels by Doubletree               4          5        9
     Other                                   2          2        4
                                           ---        ---      ---
                                           155        180      335
                                           ===        ===      ===

The 180 properties in design represent almost 23,000 rooms. During the quarter, Promus' rate of rescissions on its development pipeline was consistent with past history. We are developing 17 of the properties within the pipeline for operation as company owned hotels until they are sold to third parties. The remainder in the pipeline are being developed by franchisees. Financing for our franchise driven brands continues to be made available by local and regional banks. The underwriting on these loans remains conservative with loan-to-cost ratios of 60-75%. This means the developers are required to provide the balance of the funding. We expect to achieve our target of adding between 155 to 165 hotels to the Promus system by year-end.

Promus plans to actively pursue development opportunities for all its brands. This development is expected to come through both the construction of new hotels and the acquisition of management contracts and/or existing hotels. In addition, we are assessing the market position of individual properties/markets. We are planning to reposition some hotels by rebranding existing properties and are planning to sell selected properties.

The success of our development activities is affected by, among other things, national and regional economic conditions, capital markets, credit availability, relationships with franchisees and owners as well as competition from other hotel franchisors and managers.

Strategic Alliances and Acquisitions

On May 1, 1998, Promus announced an agreement with FelCor under which we will manage five Embassy Suites hotels and one Doubletree hotel that were purchased by FelCor. These hotels, all of which were previously franchised properties, will operate under 20-year license agreements and 10-year management contracts. Under the terms of this agreement, we have guaranteed payment of 12.5% of the first year's rent.

In January 1998, Promus acquired Harrison Conference Associates, Inc. for $61.2 million in cash, including acquisition costs. Harrison is a leading conference center operator with over 1,200 rooms under management, including two owned and six managed properties.

Vacation Resorts

We have two licensed Promus Vacation Resort products: Embassy Vacation Resorts and Hampton Vacation Resorts. Promus Vacation Resort statistics are as follows:



                                              December 31,   March 31,
                                                  1998         1999
                                              ------------   --------
     Total vacation resorts open                    8               8
     Total available timeshare units            1,374           1,374
     Total available timeshare intervals       70,074          70,074
     Total timeshare intervals sold*           24,425          27,660

*Includes presold intervals for resorts under construction

Other

System growth comes mainly from construction of hotels, strategic alliances with others, and incentives provided to hotel owners as a means of obtaining franchise and management contracts. Promus does pursue other means of system growth, including strategic hotel acquisitions. The hotel industry is in a period of consolidation, which is expected to continue. We may, from time to time, pursue acquisition opportunities.

CAPITAL SPENDING

Promus expects to spend between $230.0 million and $250.0 million during 1999 to fund the following:

-         hotel and resort development
-         refurbish existing facilities
-         support its hotel management and business systems
-         loan funds to hotel owners
-         invest in joint ventures
-         and pursue other corporate related projects

If Promus identifies other significant acquisition and/or investment opportunities, 1999 capital spending could increase from these planned levels. In order to maintain our quality standards, ongoing refurbishment of existing company owned and leased hotel properties will continue in 1999 with estimated annual expenditures of approximately $61.0 million. Our capital expenditures for refurbishment totaled $7.2 million for the three months ended March 31, 1999. Total capital expenditures for the items listed above totaled $45.1 million in the first quarter of 1999. Additionally, we spent $48.8 million in the first three months of 1999 to reacquire a portion of our outstanding shares under the $200.0 million share repurchase program authorized by Promus' board of directors and announced in August 1998. The board of directors extended the share repurchase program on April 30, 1999. The board authorized an additional $200.0 million share repurchase through December 31, 2000. The 1999 projected capital spending of $230.0 to $250.0 million does not include the share repurchase programs.

Cash necessary to finance projects currently identified, as well as additional projects to be pursued by Promus, can be made available from the following sources:

-         operating cash flows
-         Promus' revolving credit facility
-         joint venture partners
-         specific project financing
-         sales of existing hotel assets and/or investments
-         and, if necessary, Promus debt and/or equity offerings

LIQUIDITY AND CAPITAL RESOURCES

Net operating cash flows decreased $36.8 million in the first three months of 1999 from 1998 levels. This decrease is primarily due to the smaller increase in accounts payable and accrued expenses in first quarter 1999 compared to first quarter 1998. Additionally, Promus paid $27.7 million of business combination expenses in first quarter 1999 compared to $24.0 million paid in first quarter 1998. Net income in the 1999 period included $1.1 million in nonoperating net gains from sales of real estate and $7.6 million in charges for retention and employment-related expenses, which were of a nonrecurring nature.

Net cash flows used in investing activities decreased by $68.5 million in 1999 from 1998 levels. Uses of cash for investing activities in 1998 included $61.2 million for the purchase of Harrison and $42.9 million for purchases of property and equipment. Proceeds from the sale of real estate and securities and the use of escrow deposits provided $22.7 million in investing cash flows in the first quarter of 1998. The decrease in cash flows used in 1999 over 1998 was partially offset by higher distributions from partnerships and affiliates in 1998 and an increase in 1999 of $11.9 million in cash used for loans, net of collections, to hotel owners.

Net cash provided by financing activities decreased $43.5 million in the first quarter of 1999 from the same period in 1998. The decrease in net cash provided during the first quarter of 1999 is attributable to treasury stock purchases of $48.8 million and a decrease of $14.0 million in proceeds from the exercise of stock options. An increase of $19.3 million in net borrowings of long-term debt helped offset the treasury stock purchases and the decrease in proceeds from stock option exercises.

On March 31, 1999, Promus had a working capital surplus of $14.5 million, compared to a $29.3 million deficit at December 31, 1998. The change in working capital from a deficit to a surplus is primarily due to the $27.5 million decrease in the liability for business combination expenses and an $8.4 million increase in accounts receivable.

Promus' cash management program uses all excess cash to pay down debt amounts outstanding under the Promus Facility. We do not believe that the current ratio is an appropriate measure of our short-term liquidity without considering the aggregate availability of our capital resources. We believe that these resources, consisting of strong operating cash flow, available borrowings under the Promus Facility, and our ability to obtain additional financing through various financial markets, are sufficient to meet our liquidity needs for the next year.

YEAR 2000

The "Year 2000 Problem" is the result of many computer programs that were designed to save valuable computer storage space by representing years with a two-digit number such as `99' for 1999. When the change in the millennium occurs and year 2000 is represented as `00', such computer programs as well as certain chip-embedded technology systems may interpret the year as 1900. If not corrected, computer applications could fail or deliver unreliable and erroneous results.

As a franchisor, manager and owner of hotels, we rely heavily on computer systems. These computer systems are present at our corporate offices and at our franchised, managed and owned hotels.

Promus' Computer Technologies

Promus groups the computer technologies used in support of its business into the following three categories:

- Enterprise-wide, mission-critical business systems that support Promus' franchised, managed and owned hotels as well as other corporate requirements, including reservation, marketing, property management, and revenue management systems; financial, human resources and operational reporting systems; and corporate support technologies that provide external and internal management reporting.

         Most of these systems were built and installed after 1990 when the Year 2000 Problem was well understood within the technology industry. These systems were largely Year 2000 compliant when built.

- Property-based systems that perform functions relating to the operational support of all of our franchised, managed and owned hotels, including PBX, call accounting, point-of-sale, and local sales systems. These systems are selected by the hotel owners and managers and are not consistently implemented at all hotels.

- Facility systems that contain embedded computer chips and perform functions relating to the operation of all of our franchised, managed and owned hotels, including elevators, automated room key systems, HVAC, and fire and safety systems. These systems also are selected by the hotel owners and managers and are not consistently implemented at all hotels.


Promus' Response to the Year 2000 Problem

Beginning in early 1997, Promus developed and began implementing a plan designed to identify its exposure to the Year 2000 problem and to minimize potential disruptions and losses. The initial steps in this plan are as follows:

-        Enterprise-Wide, Mission Critical Business Systems

         The remediation steps for the enterprise-wide, mission-critical business systems have been executed and tested. No significant issues have surfaced in the integration testing to date. This phase is substantially complete and is expected to be finished in May 1999.

-        Vendor Identification and Contact

         The external businesses that provide technology systems and other products and services to Promus and its hotels have been sent letters requesting verification of their Year 2000 readiness. Responses are tracked and a vendor database accessible through Promus' Intranet for hotel owners and managers is being developed. This effort will continue throughout 1999.

-        Property-Based Systems and Facility Systems

         Promus has engaged an independent consultant to perform on-site inventories and assessments of the property-based systems and facility systems at all hotels that are managed or owned by us. This phase is scheduled to be completed in July 1999, although it is anticipated that assessment and remediation activities will continue throughout the remainder of the year. For franchised hotels, we have provided their owners and general managers with a Year 2000 Compliance Guide and additional communications to assist them in performing their assessments. Year 2000 readiness is part of our 1999 quality assurance audits of all hotels.

-        Contingency Planning

         Promus is engaged in a reassessment of its contingency plans to respond to business disruptions that may occur as a result of Year 2000 problems. The principal areas of focus for contingency planning are hotel operations, corporate finance, human resources, information technology, and corporate facilities. Completion is scheduled for July 1999, subject to updating and refinement throughout the remainder of the year.

Year 2000 Remediation Costs

During the first quarter of 1999, Promus spent approximately $0.1 million on Year 2000 remediation costs. Since 1997, we have spent approximately $1.2 million on the remediation of the Year 2000 problem in the computer systems at our corporate offices and hotels, most of which was internal labor costs. We expect to incur approximately $1.0 million in additional Year 2000 problem remediation costs over the remainder of 1999.

The costs associated with remediation of the Year 2000 problem of property-based systems and facility systems at the hotels that are managed by Promus and at the franchised hotels are borne by their respective owners.

Risks Arising from the Year 2000 Problem

Promus believes that the Year 2000 problem will not have a material adverse effect on its business or its financial condition.

Promus believes that its enterprise-wide, mission-critical business systems, as well as the property-based systems and facility systems at its owned hotels, will be ready for Year 2000 in all material respects and will pose minimal risks of business disruption. We cannot predict with certainty the Year 2000 readiness of the property-based systems and facility systems at our managed and franchised hotels, because the decision-making authority with respect to Year 2000 assessment and remediation, and the incurrence of costs related thereto, rests principally with the owners of those hotels.

Promus and all of its franchised, managed and owned hotels depend on numerous independent, external providers of products and services. These external businesses include suppliers of electricity, natural gas, telephone service and other public utilities; financial institutions and credit card companies; food, beverage and linen suppliers; and airlines, air traffic control systems, car rental companies, and gasoline station operators. We do not control these external businesses and cannot ensure that they and their products and services will be ready for Year 2000. The most reasonably likely worst case Year 2000 scenario for Promus and its hotels would be the failure by one or more critical external businesses (e.g., airlines, utilities or credit card companies) to be ready for Year 2000. This in turn could disrupt service or cause potential hotel guests to postpone or cancel their travel plans or make claims under the "100% Satisfaction Guarantee" program available at most Promus-branded hotels, causing a disruption of our business. We are seeking to verify the Year 2000 readiness of these external businesses; however, if these external businesses - particularly critical ones - were to experience a Year 2000 problem, the resulting business disruption could have a material adverse effect on our results of operations and financial condition.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 133 allows an entity to designate a derivative instrument, if certain conditions are met, as one of the following three types:

         1) a Fair Value Hedge, which is a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment

         2) a Cash Flow Hedge, which is a hedge of the exposure to variability in the cash flow of a recognized asset or liability, or of a forecasted transaction, or

         3) a Foreign Currency Hedge, which is a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction, or a net investment in a foreign operation.

The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Promus' derivatives at March 31, 1999 are cash flow hedges.

This Statement is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. The adoption of SFAS No. 133 is not anticipated to have a material impact on the financial position or results of operations of Promus.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws.

Forward-looking statements are those that express management's view of future performance and trends, and usually are preceded with "expects", "anticipates", "believes", "hopes", "estimates", "plans" or similar phrasing, and include statements regarding Year 2000 readiness and potential exposure, Promus' ability to increase rates, margin improvements and projected expenditures, capital spending and availability of capital resources. Such statements are based on management's beliefs, assumptions and expectations, which in turn are based on information currently available to management. Our actual performance and results could differ materially from those expressed in or contemplated by the forward-looking statements due to a number of factors, many of which are beyond our ability to predict or control. Such factors include, but are not limited to, operations of existing hotel properties, including the effects of competition and customer demand; changes in the size of Promus' hotel system, including anticipated scope and opening dates of new developments, planned future capital spending, terminations of franchise or management agreements or dispositions of properties; relationships with third parties, including franchisees, lessors, hotel owners, lenders and others; litigation or other judicial actions; changes in the national economy or regional economies, which among other things, affect business and leisure travel and expenditures and capital availability for hotel development; and adverse changes in interest rates for both Promus and its franchisees and business partners which, among other things, affect new hotel development; real estate values; and credit availability. Promus disclaims any obligation to update forward-looking information. For further information on factors which could impact Promus and the statements contained herein, please refer to the current, quarterly and annual reports and other filings, including without limitation our 10-K for the year ended December 31, 1998, made by Promus with the Securities and Exchange Commission.

PERFORMANCE STATISTICS



                                   Number of Hotels                  Number of Rooms/Suites
                           --------------------------------     --------------------------------
                             As Of         Change Since            As Of              Change Since
                           ---------       ------------          ---------            ------------
                           March 31,          Dec. 31,           March 31,               Dec. 31,
                             1999               1998               1999                   1998
                           ---------          --------           ---------              --------
Doubletree Hotels (a)
  Company owned                 16                  -               4,747                      1
  Leased                        14                 (4)              3,877                   (935)
  Joint venture (b)              4                  -               1,002                      -
  Management contract           90                  3              25,051                    727
  Franchised                    50                 (1)             11,789                   (138)
                             -----                ---             -------                 ------
                               174                 (2)             46,466                   (345)

Embassy Suites
  Company owned                  6                  -               1,299                      -
  Joint venture (b)             18                 (1)              4,777                   (167)
  Management contract           60                  2              14,820                    395
  Franchised                    61                 (1)             13,777                   (128)
                             -----                ---             -------                 ------
                               145                  0              34,673                    100

Hampton Inn
  Company owned                 11                  -               1,504                      -
  Leased                        18                  -               2,250                      -
  Management contract            7                  -                 929                      -
  Franchised                   808                 18              83,210                  1,812
                             -----                ---             -------                 ------
                               844                 18              87,893                  1,812

Hampton Inn & Suites
  Management contract            3                  -                 408                      -
  Franchised                    50                  5               5,736                    553
                             -----                ---             -------                 ------
                                53                  5               6,144                    553

Homewood Suites
  Company owned                 21                  2               2,468                    236
  Management contract            5                  -                 554                      -
  Franchised                    54                  4               5,459                    378
                             -----                ---             -------                 ------
                                80                  6               8,481                    614

Other Hotels (c)
  Company owned                 10                  -               1,620                      -
  Leased                        41                  -               6,433                      -
  Management contract           15                 (2)              2,521                   (546)
                             -----                ---             -------                 ------
                                66                 (2)             10,574                   (546)

Total System
  Company owned                 64                  2              11,638                    237
  Leased                        73                 (4)             12,560                   (935)
  Joint venture (b)             22                 (1)              5,779                   (167)
  Management contract          180                  3              44,283                    576
  Franchised                 1,023                 25             119,971                  2,477
                             -----                ---             -------                 ------
                             1,362                 25             194,231                  2,188
                             =====                ===             =======                 ======

(a) Includes Doubletree Hotels, Doubletree Guest Suites and Club Hotel by Doubletree brands.
(b) For statistical purposes only, Promus classifies unconsolidated joint ventures in which it holds less than a 20% interest as management contracts and consolidated joint ventures in which it owns more than a 50% interest as company owned.
(c) Includes Red Lion Inns and Hotels.


                                         Managed           Franchised            Total
                                     ---------------    ---------------    ----------------
                                         March 31,          March 31,          March 31,
                                     ---------------    ---------------    ----------------
                                       1998     1999      1998     1999      1998      1999    Increase
                                     ------   ------    ------   ------    ------    ------    --------
Promus Vacation Resorts
  Resort properties                       4        5         3        3         7         8           1
  Timeshare units                       342      500       874      874     1,216     1,374         158
  Timeshare intervals available      17,442   25,500    44,574   44,574    62,016    70,074       8,058
  Timeshare intervals sold (a)        7,940   16,264     6,139   11,396    14,079    27,660      13,581


 (a) Includes pre-sales for resorts under construction but not yet open.



                                         First Quarter ended March 31, (a)
                                      -------------------------------------
                                           1998      1999         Change
                                         -------   -------        ------
Doubletree Hotels (b)
  Occupancy                                66.7%     67.5%           0.8 pts
  ADR                                    $105.15   $107.78           2.5 %
  RevPAR                                 $ 70.19   $ 72.76           3.7 %

Embassy Suites
  Occupancy                                71.4%     72.7%           1.3 pts
  ADR                                    $123.85   $124.69           0.7 %
  RevPAR                                 $ 88.39   $ 90.67           2.6 %

Hampton Inn
  Occupancy                                65.1%     64.3%          (0.8) pts
  ADR                                    $ 66.70   $ 68.98           3.4 %
  RevPAR                                 $ 43.42   $ 44.37           2.2 %

Hampton Inn & Suites
  Occupancy                                66.2%     68.8%           2.6 pts
  ADR                                    $ 84.32   $ 85.91           1.9 %
  RevPAR                                 $ 55.87   $ 59.15           5.9 %

Homewood Suites
  Occupancy                                71.4%     72.2%           0.8 pts
  ADR                                    $ 97.55   $ 97.87           0.3 %
  RevPAR                                 $ 69.65   $ 70.61           1.4 %

Other Hotels (c)
  Occupancy                                65.7%     64.3%          (1.4) pts
  ADR                                    $ 96.83   $ 99.65           2.9 %
  RevPAR                                 $ 63.68   $ 64.09           0.6 %

(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of March 31, 1999 and managed or franchised by Promus since January 1, 1998. Doubletree franchised hotels are not included in the statistical information.
(b) Includes Doubletree Hotels, Doubletree Guest Suites and Club Hotel by Doubletree brands.
(c) Includes results for the 15 Red Lion hotels as well as the results for comparable hotels managed/leased under other franchisors' brands or as independent hotels and/or conference centers.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Promus is exposed to market risk, primarily changes in interest rates. We have entered into derivative transactions to hedge our exposure to interest rate changes. We do not hold or issue derivative financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.

The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average rates by contractual maturity dates.

                                                           Maturity Date
                                       ------------------------------------------------------   Fair
                                       1999     2000    2001   2002   2003  Thereafter  Total  Value(1)
                                       ----     ----    ----   ----   ----  ----------  -----  --------
                                                   (Dollars in millions)
Liabilities:
Long-term debt
  Fixed rate                           $  1.4   $ 1.9  $ 2.1  $37.9  $ 1.3    $56.6   $101.2   $101.9
             Average interest rate        7.5%    7.5%   7.5%   5.8%   7.1%     7.1%     6.6%
           Variable rate               $710.0   $   -  $   -  $  -   $   -    $   -   $710.0   $710.0
             Average interest rate(2)     5.4%      -      -     -       -        -      5.4%
Interest Rate Swaps:
           Variable to Fixed           $ 75.0   $   -  $   -  $39.1  $   -    $   -   $114.1   $ (2.3)
             Average pay rate             6.9%      -      -    6.4%     -        -      6.7%
             Average receive rate         5.0%      -      -    5.3%     -        -      5.1%


(1) The carrying values of long-term debt approximate fair value due to their short maturities and interest terms. The fair value of the swap agreements is based on the price we would have to pay to terminate them.

(2) The average interest rates were based on March 31, 1999, variable rates. Actual rates in future periods could vary.

The long-term debt consists of an unsecured credit arrangement (the Promus Facility), mortgage indebtedness, and other unsecured notes payable. For a more detailed discussion of the Promus Facility and our other indebtedness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Promus Facility and Other Indebtedness" on page 30 and "Note 8 - Notes Payable" on pages 44 and 45 of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

The interest rate swap agreements contain a credit risk to Promus that the counterparties may be unable to meet the terms of the agreements. We minimize this risk by evaluating the creditworthiness of our counterparties, which are limited to major banks and financial institutions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Actions for negligence or other tort claims occur routinely in the ordinary course of Promus' business, but none of these proceedings involves a claim for damages (in excess of applicable excess umbrella insurance coverages) involving more than 10% of current assets of Promus. We do not anticipate that any amounts which we may be required to pay as a result of an adverse determination of such legal proceedings, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on Promus' financial condition or results of operation.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     EX-11       Computation of Per Share Earnings. (1)

     EX-27       Financial Data Schedule. (1)


(b)      Reports on Form 8-K:

         None.


 --------
 Footnotes

 File No. 1-13719.

 (1)  Filed herewith.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PROMUS HOTEL CORPORATION

May 12, 1999                By: /s/ DAN L. HALE
                                ---------------------------------
                                Dan L. Hale
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Duly Authorized Officer)

                                  Exhibit Index



                                                              Sequential
Exhibit No.                 Description                          Page No.
------------     ----------------------------------------     ----------

(a)  EX-11       Computation of Per Share Earnings. (1)           29

(b)  EX-27       Financial Data Schedule. (1)

(c)  No reports on Form 8-K were filed during the quarter ended
      March 31, 1999




--------
Footnotes

(1) Filed herewith.