Form 10-Q
period 1999-06-30
PROMUS HOTEL CORP/DE/
filed 1999-08-13
CIK 1049533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999
                                        ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

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

                  Yes [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.

                 Common Stock ................78,666,051 shares

                         FORM 10-Q CROSS-REFERENCE INDEX

PART I--FINANCIAL INFORMATION.............................................................................1

       Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets
                  December 31, 1998 and June 30, 1999.....................................................2
              Consolidated Statements of Operations
                  June 30, 1998 and June 30, 1999.........................................................3
              Consolidated Statements of Cash Flows
                  June 30, 1998 and June 30, 1999.........................................................4
              Notes to Consolidated Financial Statements..................................................5

       Item 2.  Management's Discussion And Analysis Of
                Financial Condition And Results Of Operations.............................................9

       Item 3. Quantitative and Qualitative Disclosures About Market Risk................................24

PART II--OTHER INFORMATION...............................................................................25

       Item 1. Legal Proceedings.........................................................................25

       Item 2. Changes in Securities and Use of Proceeds.................................................25

       Item 3. Defaults Upon Senior Securities...........................................................25

       Item 4. Submission of Matters to a Vote of Security Holders.......................................25

       Item 5. Other Information.........................................................................25

       Item 6. Exhibits and Reports on Form 8-K..........................................................26

       Signatures........................................................................................27

PART I--FINANCIAL INFORMATION

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






                                   Page 1 of 29
                              Exhibit Index Page 28

                            PROMUS HOTEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     DECEMBER 31,    JUNE 30,
                                                                        1998           1999
                                                                     -----------    -----------
                                     ASSETS
Cash and cash equivalents ........................................   $     6,466    $    32,749
Accounts receivable, net .........................................       101,742        100,606
Other ............................................................        44,485         32,849
                                                                     -----------    -----------
         Total current assets ....................................       152,693        166,204
                                                                     -----------    -----------
Property and equipment, net ......................................     1,109,868      1,138,574
Investments ......................................................       220,268        186,596
Management and franchise contracts, net ..........................       427,421        420,320
Goodwill, net ....................................................       392,419        387,360
Notes receivable .................................................        68,991         93,740
Investment in franchise system ...................................        57,023         67,917
Deferred costs and other assets ..................................        45,318         44,364
                                                                     -----------    -----------
                                                                     $ 2,474,001    $ 2,505,075
                                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses ............................   $   180,189    $   145,085
Current portion of notes payable .................................         1,797          2,380
                                                                     -----------    -----------
         Total current liabilities ...............................       181,986        147,465
                                                                     -----------    -----------
Deferred income taxes ............................................       276,498        275,022
Notes payable ....................................................       768,891        909,135
Other long-term obligations ......................................        87,931         81,493
                                                                     -----------    -----------
                                                                       1,315,306      1,413,115
                                                                     -----------    -----------
Commitments and contingencies

Stockholders' equity:
     Common stock, $0.01 par value. Authorized 500,000,000 shares;
         87,457,099 and 87,948,351 shares issued and outstanding .           875            879
     Additional paid-in capital ..................................       898,900        912,431
     Retained earnings ...........................................       379,423        459,148
     Accumulated other comprehensive income (loss) ...............        (2,909)        (4,523)
     Treasury stock, at cost (3,620,000 and 9,282,300 shares) ....      (117,594)      (275,975)
                                                                     -----------    -----------
                                                                       1,158,695      1,091,960
                                                                     -----------    -----------
                                                                     $ 2,474,001    $ 2,505,075
                                                                     ===========    ===========





        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                           ----------------------    ----------------------
                                                             1998         1999         1998         1999
                                                           ---------    ---------    ---------    ---------
    ....................................................
Revenues:
     Franchise and management fees .....................   $  59,088    $  57,270    $ 108,432    $ 109,360
     Owned hotel revenues ..............................     102,010      110,627      193,591      212,117
     Leased hotel revenues .............................     109,187      100,599      207,666      191,255
     Purchasing and service fees .......................       6,198        5,146       11,288       10,005
     Joint venture income and other revenues ...........      14,244       13,469       24,293       24,515
                                                           ---------    ---------    ---------    ---------
         Total revenues ................................     290,727      287,111      545,270      547,252
                                                           ---------    ---------    ---------    ---------

Operating costs and expenses:
     General and administrative expenses ...............      20,059       21,202       38,594       44,988
     Owned hotel expenses ..............................      62,071       69,522      119,737      135,237
     Leased hotel expenses .............................      94,810       88,741      184,069      171,351
     Depreciation and amortization .....................      19,357       21,688       38,537       42,730
                                                           ---------    ---------    ---------    ---------
         Total operating costs and expenses ............     196,297      201,153      380,937      394,306
                                                           ---------    ---------    ---------    ---------
         Operating income ..............................      94,430       85,958      164,333      152,946
     Interest and dividend income ......................       5,007        4,940       10,625        9,774
     Interest expense, net .............................     (14,923)     (16,380)     (30,228)     (32,831)
     Gain/(loss) on sale of real estate and securities .       2,289         (440)       2,285         (708)
                                                           ---------    ---------    ---------    ---------
         Income before income taxes and
              minority interest ........................      86,803       74,078      147,015      129,181
Minority interest share of net income ..................        (824)        (868)      (1,703)      (1,416)
                                                           ---------    ---------    ---------    ---------
         Income before income taxes ....................      85,979       73,210      145,312      127,765
Income tax expense .....................................     (33,790)     (27,527)     (57,107)     (48,040)
                                                           ---------    ---------    ---------    ---------
         Net income ....................................   $  52,189    $  45,683    $  88,205    $  79,725
                                                           =========    =========    =========    =========


Net income per share
         Basic .........................................   $    0.60    $    0.56    $    1.02    $    0.97
                                                           =========    =========    =========    =========
         Diluted .......................................   $    0.59    $    0.56    $    1.00    $    0.97
                                                           =========    =========    =========    =========






        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                         1998         1999
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .........................................................   $  88,205    $  79,725
    Adjustments to reconcile net income to net cash
       provided by operations:
       Payment of business combination expenses ....................     (36,817)     (34,264)
       Depreciation and amortization ...............................      38,537       42,730
       Other non-cash income .......................................      (1,012)      (1,053)
       Equity in earnings of nonconsolidated affiliates ............     (11,663)      (8,246)
       Gain on sale of real estate, securities and investments .....      (2,285)        (635)
    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable, net .............     (16,916)       1,784
       Decrease in other current assets ............................      12,969       12,006
       Increase in deferred costs and other assets .................      (4,701)         (84)
       Increase (decrease) in accounts payable and accrued expenses       22,059         (101)
       Increase (decrease) in other long-term obligations and
          deferred income taxes ....................................         946       (7,648)
                                                                       ---------    ---------
              NET CASH PROVIDED BY OPERATING ACTIVITIES ............      89,322       84,214
                                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions ................................................     (61,150)      (5,234)
       Purchases of property and equipment .........................     (93,531)     (40,698)
       Proceeds from sale of real estate, securities and investments       6,212       24,699
       Investments in and advances to partnerships and affiliates ..     (19,659)      (5,452)
       Distributions from partnerships and affiliates ..............      20,540       17,156
       Net investment in management and franchise contracts ........         449         (462)
       Escrow deposits used for development ........................      20,537           --
       Loans to owners of managed and franchised hotels ............     (10,663)     (33,899)
       Collections of loans to owners of managed and
          franchised hotels ........................................      31,493        8,394
       Other .......................................................      (3,651)     (11,097)
                                                                       ---------    ---------
              NET CASH USED IN INVESTING ACTIVITIES ................    (109,423)     (46,593)
                                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of common stock options ..............      30,442       11,267
       Purchases of treasury stock .................................          --     (158,381)
       Net activity under revolving credit facility ................     (21,125)     126,350
       Proceeds from notes payable .................................          --       45,000
       Principal payments on notes payable .........................      (1,877)     (35,574)
                                                                       ---------    ---------
              NET CASH PROVIDED BY (USED IN)
                    FINANCING ACTIVITIES ...........................       7,440      (11,338)
                                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents ...............     (12,661)      26,283
Cash and cash equivalents, beginning of period .....................      24,066        6,466
                                                                       ---------    ---------
Cash and cash equivalents, end of period ...........................   $  11,405    $  32,749
                                                                       =========    =========



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (UNAUDITED)

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

   During the first quarter of 1998, Promus adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The standard requires that entities include within their financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For Promus, adjustments to calculate comprehensive income are comprised exclusively of changes in unrealized gains (losses), net of gains (losses) realized, on its investments in marketable equity securities. The adjustments, net of tax, for the six months ended June 30, 1998 and 1999 were $(565,000) and $(1,614,000), respectively.

NOTE 2 - NATURE OF OPERATIONS

   Through its wholly-owned subsidiaries, Promus franchises and manages hotels with the following brands: Doubletree Hotels, Doubletree Guest Suites, Embassy Suites, Hampton Inn, Hampton Inn & Suites, Homewood Suites, Club Hotels by Doubletree, and Red Lion Inns and Hotels. Promus may also own all or a portion of these hotels or lease these hotels from others. In addition, Promus leases and manages hotels that are not Promus-branded. At June 30, 1999, Promus franchised 1,059 hotels and operated 339 hotels, of which 64 hotels were wholly owned, 23 were partially owned through joint ventures, 73 were leased from third parties and 179 were managed for third parties. These hotels were located in all 50 states, the District of Columbia, Puerto Rico and six foreign countries. Promus also operates and licenses vacation interval ownership systems under the Embassy Vacation Resort and Hampton Vacation Resort names.

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

NOTE 3 - ACQUISITIONS AND BUSINESS COMBINATIONS

   On December 19, 1997, Promus Hotel Corporation and Doubletree Corporation merged. The merger was accounted for under the pooling of interests method. In connection with the merger, Promus recorded a $115.0 million provision for business combination expenses in December 1997 and an employee severance accrual of $28.1 million in the fourth quarter of 1998. At June 30, 1999, $3.4 million of these accruals remained and were included in current liabilities.

   Acquisition of Harrison Conference Associates, Inc.

   In January 1998, Promus acquired Harrison Conference Associates, Inc. (Harrison) for approximately $61.2 million cash, including acquisition costs, in a transaction accounted for as a purchase. Harrison is a leading conference center operator with over 1,200 rooms under management, including two owned and six managed properties.

   Acquisition of Doubletree La Posada Resort

   In June 1999, Promus acquired the remaining 50% interest in the Doubletree La Posada Resort, a joint venture hotel, for $5.5 million in cash. The transaction was accounted for as a purchase. Prior to its purchase Promus had accounted for the joint venture as an equity investment.

NOTE 4 - INVESTMENTS

   Investments consist of the following (in thousands):

                                                           DECEMBER 31,         JUNE 30,
                                                               1998               1999
                                                            ----------        ----------
   Hotel partnerships...................................    $  165,678        $  134,700
   Investments in common stock (at market)..............        36,090            33,396
   Convertible preferred stock..........................        18,500            18,500
                                                            ----------        ----------
                                                            $  220,268        $  186,596
                                                            ==========        ==========

   Promus' non-controlling general and/or limited interests in hotel partnerships range from less than 1.0% to 50.0%. Investments in common stock are carried at market value. Promus' cost of these investments at June 30, 1999 was approximately $40.9 million.

NOTE 5 - NOTES PAYABLE

   Promus' indebtedness consists of the following (in thousands):

                                                                     DECEMBER 31,          JUNE 30,
                                                                         1998                1999
                                                                      ----------         ----------
   Promus Facility.................................................   $  634,250         $  750,600
   Mortgages, 6.9% - 8.6%, maturities
       through 2008................................................       95,660            100,054
   Convertible rate term loan......................................       20,000             20,000
   Notes payable and other unsecured debt, 6.0%-13.0%,
       maturities through 2022.....................................       20,778             40,861
                                                                      ----------         ----------
                                                                         770,688            911,515
   Current portion of notes payable................................       (1,797)            (2,380)
                                                                      ----------         ----------
                                                                      $  768,891         $  909,135
                                                                      ==========         ==========

   Derivative Financial Instruments

   To manage its interest rate sensitivity, Promus maintains several interest rate swap agreements, which serve to convert a portion of the Promus Facility from a floating to a fixed rate. At June 30, 1999, the fair value of Promus' swap agreements, which Promus would have been required to pay to terminate them, was approximately $1.3 million.

NOTE 6 - STOCKHOLDER'S EQUITY

   In August 1998, Promus' board of directors authorized the repurchase of up to $200.0 million of its common stock for cash. The authorization provided for Promus to conduct the repurchase program in the open market, or in negotiated or block transactions at prevailing market prices until December 31, 1999. On April 30, 1999, Promus' board of directors authorized a continuation of the share repurchase program through December 31, 2000. The authorization allows Promus to repurchase up to an additional $200.0 million of common stock for cash under the same conditions as the August 1998 authorization. Through June 30, 1999, Promus had repurchased a total of 9.3 million shares of its common stock, pursuant to these authorizations, at a total cost of approximately $275.6 million, excluding brokers' commissions.

NOTE 7 - EARNINGS PER SHARE

   The following table reflects Promus' weighted average common shares outstanding and the impact of its dilutive common share equivalents (in thousands):

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                             ---------------------           ----------------------
                                                               1998           1999             1998          1999
                                                             --------      --------          -------       --------
   Basic weighted average shares outstanding................   87,202        80,995           86,773         82,219
      Effect of dilutive securities:
         Stock options and warrants.........................      935           271            1,057            334
                                                             --------      --------          -------       --------
   Diluted weighted average shares outstanding..............   88,137        81,266           87,830         82,553
                                                             ========      ========          =======       ========

   Outstanding options to purchase shares of common stock, where the options' exercise prices were greater than the average market price of the common shares for the time period reported, must be excluded from the above computations of diluted weighted average outstanding shares. For the three months ended June 30, 1999, 9,679,863 options were excluded. For the three months ended June 30, 1998, 117,654 options were excluded. For the six months ended June 30, 1999, 7,097,237 options were excluded. For the six months ended June 30, 1998, 117,654 options were excluded.

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

   As of June 30, 1999, approximately 11,222,000 options were outstanding.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest, net of interest capitalized, amounted to $23.1 million and $24.8 million for the six months ended June 30, 1998 and 1999, respectively. Cash paid for income taxes, net of refunds received, amounted to $12.4 million and $36.4 million for the six months ended June 30, 1998 and 1999, respectively. Investments in marketable equity securities, carried at market values, had unrealized gains of $19.9 million at June 30, 1998 and unrealized losses of $7.5 million at June 30, 1999.

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

   The following table presents the revenues, operating profit and assets of Promus' reportable segment for the six months ended June 30, (in thousands):

                                                      1998              1999
                                                  ------------     -------------
       Revenues
          Lodging................................ $    531,703     $     533,582
          Other (a)..............................       13,567            13,670
                                                  ------------     -------------
                                                  $    545,270     $     547,252
                                                  ============     =============
       Operating profit (b)
          Lodging................................ $    194,434     $     189,397
          Other..................................        8,493             8,537
                                                  ------------     -------------
                                                  $    202,927     $     197,934
                                                  ============     =============
       Depreciation and amortization
          Lodging................................ $     30,340     $      33,899
          Corporate..............................        8,197             8,831
                                                  ------------     -------------
                                                  $     38,537     $      42,730
                                                  ============     =============
       Segment assets
          Lodging................................ $  2,050,799     $   2,119,847
          Other..................................       36,185            39,718
          Corporate..............................      370,707           345,510
                                                  ------------     -------------
                                                  $  2,457,691     $   2,505,075
                                                  ============     =============
       Capital expenditures (c)
          Lodging................................ $     88,302     $      35,881
          Other..................................            -                 -
          Corporate..............................        5,229             5,143
                                                  ------------     -------------
                                                  $     93,531     $      41,024
                                                  ============     =============

   ----------
   (a) Other revenues are derived from Promus Vacation Resorts and Promus' purchasing subsidiary.
   (b) Operating profit excludes interest and gain on sale of real estate and securities.
   (c) Capital expenditures do not include the purchase of Harrison in 1998.

   Promus does not record gains on the sales of real estate and securities, interest and dividend income, or interest expense at the segment level; therefore, segment assets do not include investments or notes receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   On June 30, 1999, the Promus Hotel Corporation system contained 1,398 hotels, representing over 198,000 hotel rooms. Promus has hotels in all 50 states, the District of Columbia, Puerto Rico, and six foreign countries. Our brands include:

   -     Doubletree Hotels
   -     Doubletree Guest Suites
   -     Embassy Suites
   -     Hampton Inn
   -     Hampton Inn & Suites
   -     Homewood Suites
   -     Club Hotels by Doubletree
   -     Red Lion Inns and Hotels

   The Promus system also includes certain properties that are not Promus-branded.

   Of these 1,398 hotels, 1,059 were owned/operated by franchisees and we operated 339 and owned 64. Depending on the hotel brand, we charge each franchisee royalty fees of up to four percent of suite or room revenues in exchange for the use of one of our brand names and franchise-related services.

   At June 30, 1999, Promus operated properties included:

              Wholly-owned hotels.........................     64
              Leased hotels...............................     73
              Joint venture hotels........................     23
              Hotels managed for third parties............    179
                                                            -----
                       Total..............................    339
                                                            =====

   We receive management fees for supervising or operating hotels. Management fees are based on a percentage of the hotel's gross revenues, operating profits, cash flow, or a combination of each. Our results of operations for owned and leased hotels reflect the revenues and expenses of these hotels.

   We also license eight vacation interval ownership properties under the Embassy Vacation Resort and Hampton Vacation Resort brand names. We earn franchise fees on net interval sales and on revenues related to the rental of interval units. We also earn management fees for our role as manager of some of the vacation resort properties.

   Our primary focus is to grow our franchise and management businesses, while limiting our ownership of real estate. We own a mix of Promus-brand hotels that enhance our role as manager and franchisor for our brands. In the second quarter of 1999, we announced our intention to reduce our ownership of real estate by opportunistically selling our owned hotels. We have entered into a letter of intent to sell 13 Homewood Suites hotels and we have signed a definitive agreement to sell 10 Hampton Inn hotels. For a more detailed discussion please see "Real Estate Sales" on page 18 of this report.

RESULTS OF OPERATIONS

   The principal factors affecting our results are:

   -     continued growth in the number of hotel rooms
   -     occupancy and room rates achieved by hotels
   -     the relative mix of owned, leased, managed and franchised hotels
   -     our ability to manage costs

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

   Almost all components of our revenues are favorably impacted by system-wide increases in RevPAR, even though our revenues come from various sources. On a comparable hotel basis, RevPAR increases were as follows:

   Revenue per Available Room for
   Comparable Hotels (a)

                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                               --------------------------------         ------------------------------
                                 1998       1999       INCREASE          1998       1999      INCREASE
                               --------   --------     --------         -------    -------    --------
   Doubletree Hotels.......... $  77.44   $  77.67       0.3 %          $ 73.90    $ 75.23       1.8 %
   Embassy Suites............. $  92.26   $  93.27       1.1 %          $ 90.40    $ 91.94       1.7 %
   Hampton Inn................ $  50.70   $  51.56       1.7 %          $ 47.20    $ 48.00       1.7 %
   Hampton Inn & Suites....... $  64.77   $  67.43       4.1 %          $ 58.51    $ 61.03       4.3 %
   Homewood Suites............ $  72.76   $  74.43       2.3 %          $ 72.65    $ 72.29      (0.5)%
   Other hotels (b)........... $  72.73   $  74.26       2.1 %          $ 68.29    $ 69.11       1.2 %

   ----------
   (a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of June 30, 1999 and managed or franchised by Promus since April 1, 1998, for the quarterly comparison and since January 1, 1998 for the year-to-date comparison. Doubletree franchised hotels are not included in the statistical information.

   (b) Includes results for the 15 Red Lion hotels as well as the results for comparable hotels managed/leased under other franchisors' brands or as independent hotels and/or conference centers.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

   OPERATING REVENUES AND EXPENSES

   Second quarter 1999 revenues decreased 1.2%, or $3.6 million, to $287.1 million compared to second quarter 1998 revenues of $290.7 million.

   The following table compares operating revenues and expenses for the three months ended June 30, 1998 and 1999 (dollars in thousands):

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                                 ------------------------      INCREASE      PERCENTAGE
                                                    1998           1999       (DECREASE)       CHANGE
                                                 ----------    ----------     ----------       ------
       Franchise and management fees............ $   59,088    $   57,270     $  (1,818)         (3.1) %
       Owned hotel revenues.....................    102,010       110,627         8,617           8.4
       Leased hotel revenues....................    109,187       100,599        (8,588)         (7.9)
       Purchasing and service fees..............      6,198         5,146        (1,052)        (17.0)
       Joint venture income and other revenues..     14,244        13,469          (775)         (5.4)
                                                 ----------    ----------     ---------        ------
              Total operating revenues..........    290,727       287,111        (3,616)         (1.2)
                                                 ----------    ----------     ---------        ------
       General and administrative expenses......     20,059        21,202        (1,143)         (5.7)
       Owned hotel expenses.....................     62,071        69,522        (7,451)        (12.0)
       Leased hotel expenses....................     94,810        88,741         6,069           6.4
       Depreciation and amortization............     19,357        21,688        (2,331)        (12.0)
                                                 ----------    ----------     ---------        ------
              Total operating expenses..........    196,297       201,153        (4,856)         (2.5)
                                                 ----------    ----------     ---------        ------
              Operating income.................. $   94,430    $   85,958     $  (8,472)         (9.0) %
                                                 ==========    ==========     =========        ======

       Operating margins:
         Total (a)..............................      32.5 %         29.9 %
         Owned hotels (b).......................      39.2           37.2
         Leased hotels (c)......................      13.2           11.8

   ----------
(a) Operating income divided by total operating revenue.
(b) Owned hotel revenues less owned hotel expenses divided by owned hotel revenues.
(c) Leased hotel revenues less leased hotel expenses divided by leased hotel revenues.

   Franchise and management fees - The decrease was due to lower change of ownership and termination fees that declined by $4.6 million from the amounts received in the second quarter of 1998. This decline was due to significantly fewer real estate transactions involving the hotels we franchise and manage. Incentive management fees were also lower in the second quarter of 1999 compared to the second quarter of 1998. An increase in fees from new contracts and improved performance at existing franchised and managed properties helped to offset the declines. Since June 30, 1998 we added 126 franchise and management contracts (net of terminations).

   Owned hotel revenues and expenses - Revenue and expense increases are due to the net addition of five hotels since June 30, 1998. We also experienced revenue growth due to increases in RevPAR. The operating margin decline on owned hotels primarily resulted from the impact of the new hotels opened since the second quarter of 1998. New hotels typically generate lower operating margins prior to reaching maturity.

   Leased hotel revenues and expenses - Since June 30, 1998, the number of leased hotels decreased by nine, including four hotels which were converted to management contracts. This decrease in the number of leased hotels caused a decrease in revenues and expenses for the second quarter of 1999. The operating margin for leased hotels decreased to 11.8% for the quarter ended June 30, 1999 from 13.2% for the same period in 1998. The Asian economic crisis that occurred after the second quarter of 1998 had a negative affect on the operating margin of the hotels in the Pacific Northwest.

   Purchasing and service fees - We negotiate preferred supplier agreements on behalf of our franchised and managed hotels which generate rebates and we manage various capital projects for a fee. Our fees decreased 17.0% for the three months ended June 30, 1999, over the same period in 1998 due to a reduction in project management fees.

   Joint venture income and other revenues - During the second quarter of 1998, we realized a $1.3 million gain related to the sale of excess joint venture land. Excluding this unusual item, joint venture income and other revenues for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 would have increased $0.5 million.

   General and administrative expenses - The increase in the 1999 second quarter includes a charge of $1.3 million for retention and employment-related expenses associated with the management change following the Promus/Doubletree merger. Excluding the effect of this unusual item, general and administrative expenses decreased $0.2 million, or 1.0%, in the second quarter of 1999 compared with the second quarter of 1998.

   Depreciation and amortization - The increase of $2.3 million over the second quarter of 1999 is primarily due to the addition of five owned hotels and property and equipment additions at existing hotels since the second quarter of 1998.

   OTHER ITEMS AFFECTING NET INCOME

   Interest and dividend income - Interest and dividend income was $5.0 million in the second quarter of 1998 compared to $4.9 million in the second quarter of 1999. Interest and dividend income was unchanged in the year-to-year second quarter comparison.

   Interest expense - Interest expense was $14.9 million in second quarter 1998 compared to $16.4 million in second quarter 1999. The increase was due to higher average borrowings for the second quarter of 1999 over the second quarter of 1998. Average borrowings increased to fund the repurchase of a portion of Promus' outstanding common stock. A lower average interest rate paid for borrowings in second quarter 1999 helped to reduce the increase in interest expense caused by the higher average borrowings.

   Operating results for the second quarter of 1998 reflect an overall tax rate of 39.3%, compared with an overall rate of 37.6% for the second quarter of 1999. Minority interest share of net income reflects the profits allocable to third party owners of consolidated joint venture hotels.

   Net income and earnings per diluted share for the quarter ended June 30, 1998 were $52.2 million and $0.59, respectively, compared to $45.7 million and $0.56, respectively for 1999. It is difficult to compare operating results due to the inclusion in the second quarter of 1998 and 1999 of certain unusual items. Included in second quarter 1998 results were (a) a gain of $1.3 million on the sale of excess joint venture land, (b) gains of $1.3 million on the prior sale of hotels, and (c) gains of $1.0 million on the sale of securities. Unusual items for the second quarter of 1999 were (a) a $1.3 million charge for retention and employment-related expenses associated with the management change following the Promus/Doubletree merger and (b) losses of $0.4 million on the sale of real estate. Excluding these items, net income and earnings per diluted share for the second quarter of 1998 and 1999 would have been $50.0 million and $0.57 and $46.8 million and $0.58, respectively.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

   OPERATING REVENUES AND EXPENSES

   Revenues for the first six months of 1999 increased 0.4%, or $2.0 million, to $547.3 million compared to the revenues for the first six months of 1998 of $545.3 million.

   The following table compares operating revenues and expenses for the six months ended June 30, 1998 and 1999 (dollars in thousands):

                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                 ------------------------      INCREASE      PERCENTAGE
                                                    1998           1999       (DECREASE)       CHANGE
                                                 ----------    ----------     ----------       ------
       Franchise and management fees............ $  108,432    $  109,360    $      928           0.9 %
       Owned hotel revenues.....................    193,591       212,117        18,526           9.6
       Leased hotel revenues....................    207,666       191,255       (16,411)         (7.9)
       Purchasing and service fees..............     11,288        10,005        (1,283)        (11.4)
       Joint venture income and other revenues..     24,293        24,515           222           0.9
                                                 ----------    ----------    ----------        ------
              Total operating revenues..........    545,270       547,252         1,982           0.4
                                                 ----------    ----------    ----------        ------
       General and administrative expenses......     38,594        44,988        (6,394)        (16.6)
       Owned hotel expenses.....................    119,737       135,237       (15,500)        (12.9)
       Leased hotel expenses....................    184,069       171,351        12,718           6.9
       Depreciation and amortization............     38,537        42,730        (4,193)        (10.9)
                                                 ----------    ----------    ----------        ------
              Total operating expenses..........    380,937       394,306       (13,369)         (3.5)
                                                 ----------    ----------    ----------        ------
              Operating income.................. $  164,333    $  152,946    $  (11,387)         (6.9)%
                                                 ==========    ==========    ==========        ======
       Operating margins:
         Total (a)..............................      30.1 %         27.9 %
         Owned hotels (b).......................      38.1           36.2
         Leased hotels (c)......................      11.4           10.4

   ----------
(a) Operating income divided by total operating revenue.
(b) Owned hotel revenues less owned hotel expenses divided by owned hotel revenues.
(c) Leased hotel revenues less leased hotel expenses divided by leased hotel revenues.

   Franchise and management fees - Franchise and management fees were basically flat during the six months ended June 30, 1999 compared with the prior year. The increase in fee revenue that resulted from the addition of 126 franchise and management contracts (net of terminations) was offset by decreases in change of ownership and termination fees and incentive management fees.

   Owned hotel revenues and expenses - Revenue and expense increases are due to the net addition of five hotels since June 30, 1998. We also experienced revenue growth due to increases in RevPAR. The operating margin decline on owned hotels primarily resulted from the impact of the new hotels opened since the first six months of 1998. New hotels typically generate lower operating margins prior to reaching maturity.

   Leased hotel revenues and expenses - Since June 30, 1998, the number of leased hotels decreased by nine, including four hotels which were converted to management contracts. This decrease in the number of leased hotels caused a decrease in revenues and expenses for the first half of 1999. The operating margin for leased hotels decreased to 10.4% for the six months ended June 30, 1999 from 11.4% for the same period in 1998. The Asian economic crisis that occurred after the second quarter of 1998 had a negative affect on the operating margin of the hotels in the Pacific Northwest.

   Purchasing and service fees - We negotiate preferred supplier agreements on behalf of our franchised and managed hotels which generate rebates and we manage various capital projects for a fee. Our fees decreased 11.4% for the six months ended June 30, 1999, over the same period in 1998 due to lower project management fees.

   Joint venture income and other revenues - During the first six months of 1999, we realized a $1.3 million gain related to the sale of a joint venture hotel. Also, during the first six months of 1998 we realized a $1.3 million gain on the sale of excess joint venture land. Excluding these unusual items, joint venture income and other revenues for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 would have increased less than 1.0%.

   General and administrative expenses - The increase in the 1999 first half includes a charge of $9.0 million for retention and employment-related expenses associated with the management change following the Promus/Doubletree merger. Excluding the effect of this unusual item, general and administrative expenses decreased $2.6 million, or 6.7%, in the first six months of 1999 over the first six months of 1998. The reduction in general and administrative expenses was directly attributable to efficiencies from the Promus/Doubletree merger.

   Depreciation and amortization - The increase of $4.2 million over the first half of 1999 is primarily due to the addition of five owned hotels and property and equipment additions at existing hotels since the first half of 1998.

   OTHER ITEMS AFFECTING NET INCOME

   Interest and dividend income - Interest and dividend income was $10.6 million in the first half of 1998 compared to $9.8 million in the first half of 1999. The decrease is due to lower interest income from notes receivable and escrow deposits. Average notes receivable for the first six months of 1999 decreased in comparison to the same period in 1998. Escrow deposits were proceeds from hotel sales in 1997. We deposited these proceeds into interest earning accounts until they were used for hotel purchases during the first quarter of 1998.

   Interest expense - Interest expense was $30.2 million in first half 1998 compared to $32.8 million in first half 1999. The increase was due to higher average borrowings for the first half of 1999 over the first half of 1998. Average borrowings increased to fund the repurchase of a portion of Promus' outstanding common stock. A lower average interest rate paid for borrowings in the first half of 1999 helped to reduce the increase in interest expense caused by the higher average borrowings.

   Operating results for the first half of 1998 reflect an overall tax rate of 39.3%, compared with an overall rate of 37.6% for the first half of 1999. Minority interest share of net income reflects the profits allocable to third party owners of consolidated joint venture hotels.

   Net income and earnings per diluted share for the six months ended June 30, 1998 were $88.2 million and $1.00, respectively, compared to $79.7 million and $0.97, respectively for 1999. It is difficult to compare operating results due to the inclusion in the first half of 1998 and 1999 of certain unusual items. Included in first half 1998 results were a net gain of $1.3 million on the sale of excess joint venture land, gains of $1.3 million on the prior sale of hotels, and gains of $1.0 million on the sale of securities. Unusual items in the first half of 1999 included a $1.3 million gain on the sale of a joint venture hotel, $9.0 million in charges relating to employment-related expenses associated with the management change following the Promus/Doubletree merger, and losses of $0.7 million on the sale of real estate. Excluding these items, net income and earnings per diluted share for the first half of 1998 and 1999 would have been $86.0 million and $0.98 and $84.9 million and $1.03, respectively.

   Overall

   Promus' operating income, excluding the effect of unusual items, decreased 6.3% to $87.3 million for the second quarter of 1999 from $93.1 million for the same period in 1998. Promus' operating income, excluding the effect of unusual items, decreased 1.5% to $160.6 million for the first half of 1999 from $163.0 million for the same period in 1998. This decrease in operating income is due to lower franchise and management fee revenue and decreases in the operating income from owned and leased hotels. Our decreases in these items reflect the slowdown of the demand in the lodging industry. This slowdown has been offset somewhat by our ability to grow our portfolio of franchised and managed hotels. Due to the size and strength of our infrastructure and systems, openings of additional franchised or managed properties require fewer incremental costs.

EARNINGS BEFORE INTEREST EXPENSE, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

   We consider EBITDA to be a useful measure of our operating performance. EBITDA is also considered useful by the investment community to aid in understanding our results and can be used to measure our ability to service debt or fund capital expenditures. EBITDA should not be used as an alternative to net income, operating income, cash from operations or any other operating or liquidity performance measure as defined by generally accepted accounting principles. We will continue to incur cash expenditures for interest expense and income taxes, which are not included in EBITDA. Our EBITDA before unusual items for the second quarter of 1999 decreased $3.6 million or 3.0% compared to the second quarter of 1998. The decrease for the first six months of 1999 compared to the same period in 1998 was only $0.9 million or less than 1.0%. Our interest coverage, defined as EBITDA before unusual items divided by interest expense, was 7.0 times for the second quarter of 1999 compared to 7.9 times for the second quarter of 1998. Interest coverage for the first half of 1999 was 6.5 times compared to 7.0 times for the same period in 1998.

SYSTEM GROWTH

   Hotels

   Promus is an industry leader in the development of franchised and managed hotels. In the first six months of 1999, we added 61 net hotels and 6,483 net rooms to our hotel system, compared to the addition of 76 net hotels and 7,454 net rooms during the first six months of 1998. Net room additions, by brand, are as follows:

                                                       NET ROOMS ADDED
                                   --------------------------------------------------------
                                   QUARTERS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                   -----------------------        -------------------------
                                     1998            1999            1998            1999
                                   ------          ------          ------          ------
      Doubletree Hotels ..           (580)             57             (93)           (288)
      Hampton Inn ........          3,208           2,305           5,223           4,117
      Hampton Inn & Suites            960             399           1,440             952
      Embassy Suites .....           (358)          1,001            (158)          1,101
      Homewood Suites ....            940             709           1,739           1,323
      Other ..............           (254)           (176)           (697)           (722)
                                   ------          ------          ------          ------
                                    3,916           4,295           7,454           6,483
                                   ======          ======          ======          ======

   Hampton Inn continued to lead Promus' unit growth, with a net of 26 properties added during the quarter and 44 properties added during the first six months. We expect to continue growing the Hampton Inn brand as demand from franchisees and guests appears strong. Doubletree lost a net of one hotel during the six months ended June 30, 1999. Embassy Suites added a net of three hotels in the first six months of 1999. The greatest percentage growth in the first six months of 1999 occurred within the Homewood Suites and Hampton Inn & Suites brands. Homewood Suites added 10 hotels, a 16.7% increase in total rooms. Hampton Inn & Suites added eight hotels, a 17.0% increase in total rooms. Other non-Promus branded hotel rooms decreased due to the termination of three management contracts.

   Promus' pipeline as of June 30, 1999 contained 331 properties that were either in the design or construction phase, as follows:

                                                          UNDER
                                                       CONSTRUCTION/        IN
                                                        CONVERSION       DESIGN         TOTAL
                                                        ----------       ------         -----
         Hampton Inn.............................             89            98            187
         Homewood Suites.........................              9            17             26
         Hampton Inn & Suites....................             30            23             53
         Embassy Suites..........................             10            28             38
         Doubletree Hotels, Suites and Clubs.....              8            14             22
         Other...................................              2             3              5
                                                           -----         -----         ------
                                                             148           183            331
                                                           =====         =====         ======

   The 183 properties in design represent almost 24,000 rooms. During the quarter, Promus' rate of rescissions on its development pipeline was consistent with past history. We are developing 13 of the properties within the pipeline for operation as company owned hotels until they are sold to third parties. Franchisees are developing the remaining hotels in the pipeline. Financing for our franchise driven brands continues to be made available by local and regional banks. The underwriting on these loans remains conservative with loan-to-cost ratios of 60-75%. This means the developers are required to provide the balance of the funding. We expect to achieve our target of adding 150 hotels to the Promus system by year-end.

   Promus plans to actively pursue growth opportunities for all its brands. This growth is expected to come through franchising, construction of new hotels and the addition of management contracts. In addition, we are assessing the market position of individual properties/markets. We are planning to reposition some hotels by rebranding existing properties and are planning to sell selected properties.

   The success of our ability to grow our number of franchised and managed hotels is affected by, among other things, national and regional economic conditions, capital markets, credit availability, relationships with franchisees and owners as well as competition from other hotel franchisors and managers.

   Acquisitions

   In June 1999, we purchased the remaining 50% interest in the Doubletree LaPosada Resort, a joint venture hotel located in Phoenix, Arizona for $5.5 million in cash. The acquisition was accounted for as a purchase. Prior to the hotel's purchase we accounted for the joint venture as an equity investment.

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

   Vacation Resorts

   We have two licensed Promus Vacation Resort products: Embassy Vacation Resorts and Hampton Vacation Resorts. Promus Vacation Resort statistics are as follows:

                                                         DECEMBER 31,      JUNE 30,
                                                           1998              1999
                                                         ------------      --------
         Total vacation resorts open...................          8               8
         Total available timeshare units...............      1,374           1,374
         Total available timeshare intervals...........     70,074          70,074
         Total timeshare intervals sold*...............     24,425          31,570

   * Includes pre-sold intervals for resorts under construction

   Other

   System growth comes mainly from construction of franchised hotels, strategic alliances with others, and incentives provided to hotel owners as a means of obtaining franchise and management contracts. Promus does pursue other means of system growth, including strategic hotel acquisitions. The hotel industry is in a period of consolidation, which is expected to continue. We may, from time to time, pursue acquisition opportunities.

CAPITAL SPENDING

   We expect to spend between $230.0 million and $250.0 million during 1999 to fund the following:

   -     hotel and resort development
   -     refurbish existing facilities
   -     support its hotel management and business systems
   -     loan funds to hotel owners
   -     invest in joint ventures
   -     and pursue other corporate related projects

   If we identify other significant acquisition and/or investment opportunities, 1999 capital spending could increase from these planned levels. In order to maintain our quality standards, ongoing refurbishment of existing company owned and leased hotel properties will continue in 1999 with estimated annual expenditures of approximately $65.0 million. Our capital expenditures for refurbishment totaled $18.3 million for the six months ended June 30, 1999. Total capital expenditures for the items listed above totaled $80.0 million in the first half of 1999. Additionally, we spent $158.4 million in the first six months of 1999 to reacquire a portion of our outstanding shares under the two $200.0 million share repurchase programs authorized by our board of directors announced in August 1998 and April 1999. The repurchase program announced in August 1998 was completed in the second quarter of 1999. The share repurchase program announced in April 1999 is authorized through December 31, 2000. The 1999 projected capital spending of $230.0 to $250.0 million does not include the share repurchase programs.

   Cash necessary to finance projects currently identified, as well as additional projects we may pursue, can be made available from the following sources:

   -     operating cash flows
   -     our revolving credit facility
   -     joint venture partners
   -     specific project financing
   -     sales of existing hotel assets and/or investments
   -     and, if necessary, Promus debt and/or equity offerings

LIQUIDITY AND CAPITAL RESOURCES

   Net operating cash flows decreased $5.1 million in the first six months of 1999 from 1998 levels. This decrease is primarily due to the decrease in net income in the first half of 1999 compared to first half of 1998. Net income in the 1999 period included $1.3 million in non-operating net gains from sales of joint venture real estate and $9.0 million in charges for retention and employment-related expenses, which were of a non-recurring nature. Non-recurring items in the first half of 1998 included a $1.3 million gain on the sale of excess joint venture land, gains of $1.3 million on the prior sale of hotels and gains of $1.0 million on the sale of securities.

   Net cash flows used in investing activities decreased by $62.8 million in 1999 from 1998 levels. Uses of cash for investing activities in 1998 included $61.2 million for the purchase of Harrison and $93.5 million for purchases of property and equipment. Proceeds from the sale of real estate and securities and the use of escrow deposits provided $26.7 million in investing cash flows in the first half of 1998. The decrease in cash flows used in 1999 over 1998 was partially offset by higher distributions from partnerships and affiliates in 1998 and an increase in 1999 of $46.3 million in cash used for loans, net of collections, to hotel owners.

   Net cash provided by financing activities decreased $18.8 million in the first half of 1999 from the same period in 1998. The decrease in net cash provided during the first half of 1999 is attributable to treasury stock purchases of $158.4 million and a decrease of $19.2 million in proceeds from the exercise of stock options. An increase of $158.8 million in net borrowings of long-term debt helped offset the treasury stock purchases and the decrease in proceeds from stock option exercises.

   On June 30, 1999, we had a working capital surplus of $18.7 million, compared to a $29.3 million deficit at December 31, 1998. The change in working capital from a deficit to a surplus is primarily due to the $34.3 million decrease in the liability for business combination expenses.

   Our cash management program uses all excess cash to pay down debt amounts outstanding under the Promus Facility. We do not believe that the current ratio is an appropriate measure of our short-term liquidity without considering the aggregate availability of our capital resources. We believe that these resources, consisting of strong operating cash flow, available borrowings under the Promus Facility, and our ability to obtain additional financing through various financial markets, are sufficient to meet our liquidity needs for the next year.

REAL ESTATE SALES

   We have announced a letter of intent to sell 13 Homewood Suites hotels. We will retain management and franchise agreements for these hotels. The aggregate book value of the property and equipment for these hotels is approximately $93.0 million. In addition, we have signed a definitive agreement to sell 10 Hampton Inn hotels with a property and equipment book value of approximately $51.0 million. We will sign franchise agreements for all 10 of these hotels. Both of these transactions are expected to close during the third quarter of this year, subject to timely completion of customary due diligence review.

   We have announced our intention to reduce our ownership of real estate by opportunistically selling our owned hotels. The above hotel sales are a reflection of this strategy. We continue to hold discussions with other potential real estate buyers and to identify other hotels in our owned portfolio, which may be attractive to such buyers.

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

   Promus' Response to the Year 2000 Problem

   Beginning in early 1997, Promus developed and began implementing a plan designed to identify its exposure to the Year 2000 problem and to minimize potential disruptions and losses. The initial steps in this plan are as follows:

   -       Enterprise-Wide, Mission Critical Business Systems

           The remediation steps for the enterprise-wide, mission-critical business systems have been executed and tested. No significant issues have surfaced in the integration testing. This phase was completed in the second quarter of 1999.

   -       Vendor Identification and Contact

           The external businesses that provide technology systems and other products and services to Promus and its hotels have been sent letters requesting verification of their Year 2000 readiness. Responses are tracked and a vendor database is available through Promus' Intranet for hotel owners and managers. This effort will continue throughout 1999.

   -       Property-Based Systems and Facility Systems

           Promus has engaged an independent consultant to perform on-site inventories and assessments of the property-based systems and facility systems at all hotels that are managed or owned by us. This phase is complete, although it is anticipated that remediation activities will continue throughout the remainder of the year. For franchised hotels, we have provided their owners and general managers with a Year 2000 Compliance Guide and additional communications to assist them in performing their assessments. Year 2000 readiness is part of our 1999 quality assurance audits of all hotels.

   -       Contingency Planning

           Promus is developing contingency plans to respond to business disruptions that may occur as a result of Year 2000 problems. The principal areas of focus for contingency planning are hotel operations, corporate finance, human resources, information technology, and corporate facilities. The hotels have completed their plans, subject to updating and refinement throughout the remainder of the year. The remaining areas are scheduled for completion in September 1999.

   Year 2000 Remediation Costs

   During the first half of 1999, Promus spent approximately $0.4 million on Year 2000 remediation costs. Since 1997, we have spent approximately $1.5 million on the remediation of the Year 2000 problem in the computer systems at our corporate offices and hotels, most of which was internal labor costs. We expect to incur approximately $0.6 million in additional Year 2000 problem remediation costs over the remainder of 1999.

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

   The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Promus' derivatives at June 30, 1999 are cash flow hedges.

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

PERFORMANCE STATISTICS

                                                 NUMBER OF HOTELS                 NUMBER OF ROOMS/SUITES
                                         --------------------------------     -------------------------------
                                          AS OF          CHANGE SINCE          AS OF          CHANGE SINCE
                                         --------     -------------------     --------     ------------------
                                         JUNE 30,    MAR. 31,   DEC. 31,      JUNE 30,     MAR. 31,   DEC. 31,
                                           1999        1999       1998          1999        1999        1998
                                          ------      -----      -----       ---------    --------     --------
Doubletree Hotels (a)
   Company owned......................        16          -          -           4,649         (98)        (97)
   Leased.............................        14          -         (4)          3,877           -        (935)
   Joint venture (b) .................         4          -          -           1,100          98          98
   Management contract................        91          1          4          25,085          34         761
   Franchised.........................        50          -         (1)         11,812          23        (115)
                                          ------      -----      -----       ---------    --------     --------
                                             175          1         (1)         46,523          57        (288)
Embassy Suites
   Company owned......................         6          -          -           1,299           -           -
   Joint venture (b) .................        19          1          -           5,098         321         154
   Management contract................        60          -          2          15,050         230         625
   Franchised.........................        63          2          1          14,227         450         322
                                          ------      -----      -----       ---------    --------     -------
                                             148          3          3          35,674       1,001       1,101
Hampton Inn
   Company owned......................        10         (1)        (1)          1,378        (126)       (126)
   Leased.............................        18          -          -           2,250           -           -
   Management contract................         7          -          -             929           -           -
   Franchised.........................       835         27         45          85,641       2,431       4,243
                                          ------      -----      -----       ---------    --------     -------
                                             870         26         44          90,198       2,305       4,117
Hampton Inn & Suites
   Management contract................         3          -          -             408           -           -
   Franchised.........................        53          3          8           6,135         399         952
                                          ------      -----      -----       ---------    --------     -------
                                              56          3          8           6,543         399         952
Homewood Suites
   Company owned......................        22          1          3           2,605         137         373
   Management contract................         4         (1)        (1)            471         (83)        (83)
   Franchised.........................        58          4          8           6,114         655       1,033
                                          ------      -----      -----       ---------    --------     -------
                                              84          4         10           9,190         709       1,323
Other Hotels (c)
   Company owned......................        10          -          -           1,620           -           -
   Leased.............................        41          -          -           6,433           -           -
   Management Contract................        14         (1)        (3)          2,345        (176)       (722)
                                          ------      -----      -----       ---------    ---------    --------
                                              65         (1)        (3)         10,398        (176)       (722)
Total System
   Company owned......................        64          -          2          11,551         (87)        150
   Leased.............................        73          -         (4)         12,560           -        (935)
   Joint venture (b) .................        23          1          -           6,198         419         252
   Management contract................       179         (1)         2          44,288           5         581
   Franchised.........................     1,059         36         61         123,929       3,958       6,435
                                          ------      -----      -----       ---------    --------     -------
                                           1,398         36         61         198,526       4,295       6,483
                                          ======      =====      =====       =========    ========     =======

----------
(a) Includes Doubletree Hotels, Doubletree Guest Suites and Club Hotel by Doubletree brands.
(b) For statistical purposes only, Promus classifies unconsolidated joint ventures in which it holds less than a 20% interest as management contracts and consolidated joint ventures in which it owns more than a 50% interest as company owned.
(c) Includes Red Lion Inns and Hotels.

                                                  MANAGED         FRANCHISED         TOTAL
                                              ----------------  ---------------   ---------------
                                                 JUNE 30,          JUNE 30,        JUNE 30,
                                             ----------------  ---------------   ---------------
                                               1998     1999     1998    1999     1998     1999     INCREASE
                                             -------  -------  -------  ------   ------  -------    ---------
Promus Vacation Resorts
   Resort properties........................       4        5        3       3        7        8          1
   Timeshare units..........................     360      500      874     874    1,234    1,374        140
   Timeshare intervals available............  18,360   25,500   44,574  44,574   62,934   70,074      7,140
   Timeshare intervals sold (a) ............   9,784   18,954    7,515  12,616   17,299   31,570     14,271

----------
 (a) Includes pre-sales for resorts under construction but not yet open.

                                  SECOND QUARTER ENDED JUNE 30, (A)            SIX MONTHS ENDED JUNE 30, (A)
                               --------------------------------------      --------------------------------------
                                 1998          1999            CHANGE       1998           1999            CHANGE
                               -------        -------         -------      -------        -------          ------
   Doubletree Hotels (b)
     Occupancy .........          74.1%          73.2%          (0.9) pts     70.5%          70.4%          (0.1) pts
     ADR ...............       $104.57        $106.14            1.5%      $104.90        $106.89            1.9%
     RevPAR ............       $ 77.44        $ 77.67            0.3%      $ 73.90        $ 75.23            1.8%

   Embassy Suites
     Occupancy .........          75.6%          76.4%           0.8 pts      73.7%          74.6%           0.9 pts
     ADR ...............       $122.06        $122.06            0.0%      $122.70        $123.19            0.4%
     RevPAR ............       $ 92.26         $93.27            1.1%      $ 90.40        $ 91.94            1.7%

   Hampton Inn
     Occupancy .........          74.4%          72.6%          (1.8) pts     70.0%          68.6%          (1.4) pts
     ADR ...............       $ 68.12        $ 70.98            4.2%      $ 67.46        $ 70.02            3.8%
     RevPAR ............       $ 50.70        $ 51.56            1.7%      $ 47.20        $ 48.00            1.7%

   Hampton Inn & Suites
     Occupancy .........          73.7%          74.3%           0.6 pts      70.1%          71.4%           1.3 pts
     ADR ...............       $ 87.92        $ 90.73            3.2%      $ 83.61        $ 85.53            2.3%
     RevPAR ............       $ 64.77        $ 67.43            4.1%      $ 58.51        $ 61.03            4.3%

   Homewood Suites
     Occupancy .........          74.9%          76.8%           1.9 pts      74.9%          74.5%          (0.4) pts
     ADR ...............       $ 97.06        $ 96.87           (0.2)%     $ 97.04        $ 97.04            0.0%
     RevPAR ............       $ 72.76        $ 74.43            2.3%      $ 72.65        $ 72.29           (0.5)%

   Other Hotels (c)
     Occupancy .........          72.6%          71.6%          (1.0) pts     69.2%          67.9%          (1.3) pts
     ADR ...............       $100.27        $103.78            3.5%      $ 98.68        $101.84            3.2%
     RevPAR ............       $ 72.73        $ 74.26            2.1%      $ 68.29        $ 69.11            1.2%

----------
(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of June 30, 1999 and managed or franchised by Promus or managed by Doubletree since April 1, 1998 for the quarterly comparison and since January 1, 1998 for the year-to-date comparison. Doubletree franchised hotels are not included in the statistical information.
(b) Includes Doubletree Hotels, Doubletree Guest Suites and Club Hotel by Doubletree brands.
(c) Includes results for the 15 Red Lion hotels as well as the results for comparable hotels managed/leased under other franchisors' brands or as independent hotels and/or conference centers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Promus is exposed to market risk, primarily changes in interest rates. We have entered into derivative transactions to hedge our exposure to interest rate changes. We do not hold or issue derivative financial instruments for trading purposes and do not enter into derivative transactions that would be considered speculative positions.

The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates for fixed rate obligations and by earliest repricing date for variable rate obligations. For interest rate swaps, the table presents notional amounts and weighted average rates by contractual maturity dates.

                                                         MATURITY DATE
                                  --------------------------------------------------------------                 FAIR
                                   1999        2000      2001       2002       2003   THEREAFTER    TOTAL       VALUE(1)
                                  ------      ------    ------     ------     ------  ----------    ------      --------
                                                           (DOLLARS IN MILLIONS)
Assets:
Notes Receivable
  Fixed rate ................     $  0.4      $  4.0    $ 18.6     $  1.5     $  1.3     $ 54.3     $ 80.1      $ 80.7
    Average interest rate ...        7.2%        8.7%     13.2%      12.0%      10.0%       8.0%       9.2%
  Variable rate .............     $ 13.6      $   --    $   --     $   --     $   --     $   --     $ 13.6      $ 13.6
    Average interest rate (2)        9.5%         --        --         --         --         --        9.5%

Liabilities:
Long-term debt
  Fixed rate ................     $  1.3      $  2.6    $  2.8     $ 38.7     $  2.2     $ 58.3     $105.9      $104.1
    Average interest rate ...        7.7%        7.6%      7.5%       5.9%       7.2%       7.2%       6.7%
  Variable rate .............     $805.6      $   --    $   --     $   --     $   --     $   --     $805.6      $805.6
    Average interest rate (2)        5.5%         --        --         --         --         --        5.5%
Interest Rate Swaps:
  Variable to Fixed .........     $175.0      $   --    $   --     $ 39.1     $   --     $   --     $214.1      $ (1.3)
    Average pay rate ........        6.1%         --        --        6.4%        --         --        6.1%
    Average receive rate ....        5.1%         --        --        5.3%        --         --        5.1%

----------
(1) The carrying values of variable rate notes receivable approximate fair value due to their interest terms. The fair value of the fixed rate notes receivable is based on discounted cash flows. The carrying values of variable rate long-term debt approximate fair value due to their short maturities and interest terms. The fair value of the fixed rate long-term debt is based on market quotes for debt instruments with similar terms. The fair value of the swap agreements is based on the price we would have to pay to terminate them.
(2) The average interest rates were based on June 30, 1999, variable rates. Actual rates in future periods could vary.

The notes receivable consist of secured and unsecured loans to our franchisees and other nonconsolidated affiliates.

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

PART II--OTHER INFORMATION

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

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Promus' Annual Meeting of Shareholders was held on April 30, 1999. Matters submitted to and approved by the shareholders are listed below along with a tabulation of voting. There were no broker non-votes as both proposals were considered routine.

   (1) The five persons nominated as Class II Directors were elected:


                                 For             Withheld
                              ----------         --------
John H. Dasburg               70,919,556          221,504
Dale F. Frey                  70,435,252          705,808
Michael I. Roth               70,976,621          164,439
Jay Stein                     70,953,116          187,944
Anne Marie Whittemore         70,973,159          167,901

   (2) The selection by the Board of Directors of Arthur Andersen LLP as Promus' independent public accountants for the year ending December 31, 1999:

                  For                  Against             Abstain
               ----------              -------             -------
               71,109,480               16,039              15,541


ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

           EX-11     Computation of Per Share Earnings. (1)

           EX-27     Financial Data Schedule. (1)

   (b)     Reports on Form 8-K:

           Date of Current Report                  Subject
           ----------------------                  -------

           May 3, 1999                Press release announcing the
                                      authorization by our board of directors
                                      to repurchase an additional $200 million of our common stock, reported under
                                      Item 5.

           May 25, 1999               Press release announcing Promus Hotel
                                      Corporation's reduction in our earnings
                                      outlook and an agreement to sell $124
                                      million of real estate, reported under
                                      Item 5.





--------
Footnotes

File No. 1-13719.

(1)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PROMUS HOTEL CORPORATION



August 13, 1999                             By: /s/ DAN L. HALE
                                            ------------------------------------
                                            Dan L. Hale
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Duly Authorized Officer)

                                  EXHIBIT INDEX

                      SEQUENTIAL
EXHIBIT NO.           DESCRIPTION                                    PAGE NO.
-----------           -----------                                    --------

(a)    EX-11          Computation of Per Share Earnings. (1)           29

(b)    EX-27          Financial Data Schedule. (1)

(c)     Reports on Form 8-K:

           Date of Current Report                  Subject
           ----------------------                  -------

           May 3, 1999                Press release announcing the
                                      authorization by our board of directors
                                      to repurchase an additional $200 million of our common stock, reported under
                                      Item 5.

           May 25, 1999               Press release announcing Promus Hotel
                                      Corporation's reduction in our earnings
                                      outlook and an agreement to sell $124
                                      million of real estate, reported under
                                      Item 5.

--------
Footnotes

(1)      Filed herewith.