Form 10-Q
period 1999-09-30
PROMUS HOTEL CORP/DE/
filed 1999-11-12
CIK 1049533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999
                                        ------------------

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999.

                 Common Stock ................78,690,852 shares

                        FORM 10-Q CROSS-REFERENCE INDEX

PART I--FINANCIAL INFORMATION.........................................1

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated Balance Sheets
              December 31, 1998 and September 30, 1999................2
           Consolidated Statements of Operations
              September 30, 1998 and September 30, 1999...............3
           Consolidated Statements of Cash Flows
              September 30, 1998 and September 30, 1999...............4
           Notes to Consolidated Financial Statements.................5

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........10

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.............................................25


PART II--OTHER INFORMATION...........................................26

     ITEM 1. LEGAL PROCEEDINGS.......................................26

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...............26

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.........................26

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....26

     ITEM 5. OTHER INFORMATION.......................................26

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................27

     SIGNATURES......................................................28


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











                                   Page 1 of 30
                              Exhibit Index Page 29

                            PROMUS HOTEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                                  1998             1999
                                                                              -----------      -----------
                                     ASSETS

Cash and cash equivalents ...............................................     $     6,466      $    51,616
Accounts receivable, net ................................................         101,742          103,103
Assets held for sale, net ...............................................              --           89,435
Notes receivable, short-term ............................................              --           30,236
Other ...................................................................          44,485           37,360
                                                                              -----------      -----------
         Total current assets ...........................................         152,693          311,750
                                                                              -----------      -----------

Property and equipment, net .............................................       1,109,868          952,834
Investments .............................................................         220,268          185,054
Management and franchise contracts, net .................................         427,421          414,391
Goodwill, net ...........................................................         392,419          371,667
Notes receivable ........................................................          68,991           89,435
Investment in franchise system ..........................................          57,023           62,056
Deferred costs and other assets .........................................          45,318           42,119
                                                                              -----------      -----------
                                                                              $ 2,474,001      $ 2,429,306
                                                                              ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses ...................................     $   180,189      $   170,046
Current portion of notes payable ........................................           1,797            1,731
                                                                              -----------      -----------
         Total current liabilities ......................................         181,986          171,777
                                                                              -----------      -----------

Deferred income taxes ...................................................         276,498          265,598
Notes payable ...........................................................         768,891          750,359
Other long-term obligations .............................................          87,931           86,619
                                                                              -----------      -----------
                                                                                1,315,306        1,274,353
                                                                              -----------      -----------

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.01 par value. Authorized 500,000,000 shares;
         87,457,099 and 87,973,152 shares issued and outstanding ........             875              880
     Additional paid-in capital .........................................         898,900          913,051
     Retained earnings ..................................................         379,423          522,231
     Accumulated other comprehensive income (loss) ......................          (2,909)          (5,234)
     Treasury stock, at cost (3,620,000 and 9,282,300 shares) ...........        (117,594)        (275,975)
                                                                              -----------      -----------
                                                                                1,158,695        1,154,953
                                                                              -----------      -----------
                                                                              $ 2,474,001      $ 2,429,306
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

                            PROMUS HOTEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                               ----------------------    ----------------------
                                                  1998         1999         1998         1999
                                               ---------    ---------    ---------    ---------
Revenues:
     Franchise and management fees .........   $  59,341    $  56,296    $ 167,773    $ 165,656
     Owned hotel revenues ..................     107,355      110,671      300,946      322,788
     Leased hotel revenues .................     110,823      102,086      318,489      293,341
     Purchasing and service fees ...........       7,091        6,781       18,379       16,786
     Joint venture income and other revenues      11,617        9,316       35,910       33,831
                                               ---------    ---------    ---------    ---------
         Total revenues ....................     296,227      285,150      841,497      832,402
                                               ---------    ---------    ---------    ---------
Operating costs and expenses:
     General and administrative expenses ...      26,060       17,753       64,654       62,741
     Owned hotel expenses ..................      64,752       68,926      184,489      204,163
     Leased hotel expenses .................      95,555       87,724      279,624      259,075
     Depreciation and amortization .........      20,086       18,587       58,623       61,317
     Business combination expenses .........          --        3,194           --        3,194
                                               ---------    ---------    ---------    ---------
         Total operating costs and expenses      206,453      196,184      587,390      590,490
                                               ---------    ---------    ---------    ---------
     Net gain on asset dispositions ........       8,541       26,719       10,826       26,011
                                               ---------    ---------    ---------    ---------
         Operating income ..................      98,315      115,685      264,933      267,923
     Interest and dividend income ..........       4,675        4,432       15,300       14,206
     Interest expense, net .................     (16,290)     (17,873)     (46,518)     (50,704)
                                               ---------    ---------    ---------    ---------
         Income before income taxes and
              minority interest ............      86,700      102,244      233,715      231,425
Minority interest share of net income ......      (1,313)      (1,150)      (3,016)      (2,566)
                                               ---------    ---------    ---------    ---------
         Income before income taxes ........      85,387      101,094      230,699      228,859
Income tax expense .........................     (33,557)     (38,011)     (90,665)     (86,051)
                                               ---------    ---------    ---------    ---------
         Net income ........................   $  51,830    $  63,083    $ 140,034    $ 142,808
                                               =========    =========    =========    =========
Net income per share
         Basic .............................   $    0.60    $    0.80    $    1.62    $    1.76
                                               =========    =========    =========    =========
         Diluted ...........................   $    0.60    $    0.80    $    1.60    $    1.75
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

                            PROMUS HOTEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       ----------------------
                                                                         1998         1999
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .........................................................   $ 140,034    $ 142,808
    Adjustments to reconcile net income to net cash
       provided by operations:
       Payment of business combination expenses ....................     (44,321)     (38,739)
       Depreciation and amortization ...............................      58,623       61,317
       Other non-cash income .......................................      (3,866)        (564)
       Equity in earnings of nonconsolidated affiliates ............     (16,050)     (13,309)
       Net gain on asset dispositions ..............................     (10,826)     (26,011)
    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable, net .............     (17,170)       2,960
       Decrease in other current assets ............................       9,636        9,897
       (Decrease) increase in deferred costs and other assets ......      (4,041)        (145)
       Increase (decrease) in accounts payable and accrued expenses        7,084       30,603
       Decrease in other long-term obligations and
          deferred income taxes ....................................      (1,319)     (18,057)
                                                                       ---------    ---------
              NET CASH PROVIDED BY OPERATING ACTIVITIES ............     117,784      150,760
                                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions ................................................     (61,150)      (5,026)
       Purchases of property and equipment .........................    (126,101)     (50,773)
       Proceeds from sale of real estate, securities and investments      15,053      134,198
       Investments in and advances to partnerships and affiliates ..     (20,145)      (7,472)
       Distributions from partnerships and affiliates ..............      28,816       24,386
       Net investment in management and franchise contracts ........         149         (685)
       Escrow deposits used for development ........................      20,537           --
       Loans to owners of managed and franchised hotels ............     (14,163)     (36,809)
       Collections of loans to owners of managed and
          franchised hotels ........................................      36,474       12,178
       Other .......................................................         424       (5,322)
                                                                       ---------    ---------
              NET CASH (USED IN) PROVIDED BY
                    INVESTING ACTIVITIES ...........................    (120,106)      64,675
                                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of common stock options ..............      31,555       11,760
       Purchases of treasury stock .................................     (59,656)    (158,381)
       Net activity under revolving credit facility ................       7,320      (19,250)
       Proceeds from notes payable .................................      14,422       80,000
       Principal payments on notes payable .........................      (1,915)     (84,414)
                                                                       ---------    ---------
              NET CASH USED IN FINANCING ACTIVITIES ................      (8,274)    (170,285)
                                                                       ---------    ---------
Net (decrease) increase in cash and cash equivalents ...............     (10,596)      45,150
Cash and cash equivalents, beginning of period .....................      24,066        6,466
                                                                       ---------    ---------
Cash and cash equivalents, end of period ...........................   $  13,470    $  51,616
                                                                       =========    =========



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

   During the first quarter of 1998, Promus adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The standard requires that entities include within their financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For Promus, adjustments to calculate comprehensive income are comprised exclusively of changes in unrealized gains (losses), net of gains (losses) realized, on its investments in marketable equity securities. The adjustments, net of tax, for the nine months ended September 30, 1998 and 1999 were $(9,319,000) and $(2,325,000), respectively.

NOTE 2 - NATURE OF OPERATIONS

   Through its wholly-owned subsidiaries, Promus franchises and manages hotels with the following brands: Doubletree Hotels, Doubletree Guest Suites, Embassy Suites, Hampton Inn, Hampton Inn & Suites, Homewood Suites, Club Hotels by Doubletree, and Red Lion Inns and Hotels. Promus may also own all or a portion of these hotels or lease these hotels from others. In addition, Promus leases and manages hotels that are not Promus-branded. At September 30, 1999, Promus franchised 1,112 hotels and operated 331 hotels, of which 51 hotels were wholly owned, 23 were partially owned through joint ventures, 73 were leased from third parties and 184 were managed for third parties. These hotels were located in all 50 states, the District of Columbia, Puerto Rico and six foreign countries. Promus also operates and licenses vacation interval ownership systems under the Embassy Vacation Resort and Hampton Vacation Resort names.

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

NOTE 3 - ACQUISITIONS AND BUSINESS COMBINATIONS

   On September 3, 1999, Promus signed a definitive agreement with Hilton Hotels Corporation (Hilton) whereby Hilton will acquire Promus for stock and cash. The completion of the acquisition is anticipated on November 30, 1999, pending approval by stockholders of both companies. The transaction will be accounted for as a purchase. For more information, see Promus' Joint Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on October 21, 1999.

   On December 19, 1997, Promus Hotel Corporation and Doubletree Corporation merged. The merger was accounted for under the pooling of interests method. In connection with the merger, Promus recorded a $115.0 million provision for business combination expenses in December 1997 and an employee severance accrual of $28.1 million in the fourth quarter of 1998. At September 30, 1999, all amounts accrued were paid.

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

NOTE 4 - ASSET DISPOSITIONS

   In the third quarter of 1999, Promus identified 26 owned hotels to be sold as part of a plan to reduce ownership of real estate. Fourteen of these hotels were sold by September 30, 1999. The aggregate sales price for these hotels was $135.3 million, of which $26.6 million was received in the form of a note with a one year maturity. The total net book value for the 14 hotels was $81.0 million and the total gain recognized, net of costs to sell, was $44.7 million. A portion of the gain, $5.8 million, was deferred and will be recognized on the installment method as the note receivable is collected. Promus signed franchise agreements for all of the sold hotels and will retain management agreements for four of these hotels.

   The remaining 12 hotels have been classified on the balance sheet as current assets under the caption "Assets held for sale, net". The net assets of these hotels totaled $89.4 million. A reserve of $17.3 million was recorded in the third quarter to reduce the carrying value on two of the hotels to their estimated net realizable values. This reserve is shown in the Consolidated Statement of Operations in the line item "Net gain on asset dispositions". Sales for nine of the hotels held for sale are scheduled to close in the fourth quarter of 1999. Sales of the three remaining hotels should occur within the next 12 months.

NOTE 5 - INVESTMENTS

   Investments consist of the following (in thousands):

                                                  DECEMBER 31,   SEPTEMBER 30,
                                                      1998           1999
                                                    --------       --------
   Hotel partnerships .......................       $165,678       $133,295
   Investments in common stock (at market)...         36,090         33,259
   Convertible preferred stock ..............         18,500         18,500
                                                    --------       --------
                                                    $220,268       $185,054
                                                    ========       ========

   Promus' non-controlling general and/or limited interests in hotel partnerships range from less than 1.0% to 50.0%. Investments in common stock are carried at market value. Promus' cost of these investments at September 30, 1999 was approximately $41.8 million.

NOTE 6 - NOTES PAYABLE

   Promus' indebtedness consists of the following (in thousands):

                                                            DECEMBER 31,     SEPTEMBER 30,
                                                               1998             1999
                                                             ---------        ---------
   Promus Facility ...................................       $ 634,250        $ 615,000
   Mortgages, 6.4% - 8.6%, maturities
       through 2008 ..................................          95,660           96,132
   Convertible rate term loan ........................          20,000           20,000
   Notes payable and other unsecured debt, 6.0%-13.0%,
       maturities through 2022 .......................          20,778           20,958
                                                             ---------        ---------
                                                               770,688          752,090
   Current portion of notes payable ..................          (1,797)          (1,731)
                                                             ---------        ---------
                                                             $ 768,891        $ 750,359
                                                             =========        =========

   Derivative Financial Instruments

   To manage its interest rate sensitivity, Promus maintains several interest rate swap agreements, which serve to convert a portion of the Promus Facility from a floating to a fixed rate. At September 30, 1999, the fair value of Promus' swap agreements, which Promus would have been required to pay to terminate them, was approximately $0.5 million.

NOTE 7 - STOCKHOLDERS' EQUITY

   In August 1998, Promus' board of directors authorized the repurchase of up to $200.0 million of its common stock for cash. The authorization provided for Promus to conduct the repurchase program in the open market, or in negotiated or block transactions at prevailing market prices until December 31, 1999. On April 30, 1999, Promus' board of directors authorized a continuation of the share repurchase program through December 31, 2000. This authorization allows Promus to repurchase up to an additional $200.0 million of common stock for cash under the same conditions as the August 1998 authorization. Through September 30, 1999, Promus had repurchased a total of 9.3 million shares of its common stock, pursuant to these authorizations, at a total cost of approximately $275.6 million, excluding brokers' commissions. There were no shares repurchased in the third quarter of 1999 due to the business combination discussions with Hilton and no additional shares are expected to be repurchased in the fourth quarter.

NOTE 8 - EARNINGS PER SHARE

   The following table reflects Promus' weighted average common shares outstanding and the impact of its dilutive common share equivalents (in thousands):

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                   -----------------     -----------------
                                                    1998       1999       1998       1999
                                                   ------     ------     ------     ------
   Basic weighted average shares outstanding .     86,552     78,673     86,631     81,156
      Effect of dilutive securities:
         Stock options and warrants ..........        447        233        721        272
                                                   ------     ------     ------     ------
   Diluted weighted average shares outstanding     86,999     78,906     87,352     81,428
                                                   ======     ======     ======     ======

   Outstanding options to purchase shares of common stock, where the options' exercise prices were greater than the average market price of the common shares for the time period reported, must be excluded from the above computations of diluted weighted average outstanding shares. For the three months ended September 30, 1999, 9,644,075 options were excluded. For the three months ended September 30, 1998, 5,713,750 options were excluded. For the nine months ended September 30, 1999, 9,219,565 options were excluded. For the nine months ended September 30, 1998, 137,346 options were excluded.

NOTE 9 - STOCK OPTIONS

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

   As of September 30, 1999, approximately 11,063,000 options were outstanding.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest, net of interest capitalized, amounted to $37.5 million and $38.4 million for the nine months ended September 30, 1998 and 1999, respectively. Cash paid for income taxes, net of refunds received, amounted to $44.7 million and $63.9 million for the nine months ended September 30, 1998 and 1999, respectively. Investments in marketable equity securities, carried at market values, had unrealized losses of $2.7 million at September 30, 1998 and unrealized losses of $8.7 million at September 30, 1999.

NOTE 11 - SEGMENT REPORTING

   On January 1, 1998, Promus adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS No. 131, Promus has one operating segment, lodging, which is managed as one business unit. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Promus does not record income taxes at the segment level.

   The following table presents the revenues, operating profit and assets of Promus' reportable segment for the nine months ended September 30, (in thousands):

                                                      1998              1999
                                                  ------------     -------------
       Revenues
          Lodging................................ $    819,268     $     809,780
          Other (a)..............................       22,229            22,622
                                                  ------------     -------------
                                                  $    841,497     $     832,402
                                                  ============     =============
       Operating profit (b)
          Lodging................................ $    303,896     $     292,119
          Other..................................       14,865            15,728
                                                  ------------     -------------
                                                  $    318,761     $     307,847
                                                  ============     =============
       Depreciation and amortization
          Lodging................................ $     46,407     $      49,014
          Corporate..............................       12,216            12,303
                                                  ------------     -------------
                                                  $     58,623     $      61,317
                                                  ============     =============
       Segment assets
          Lodging................................ $  2,065,678     $   2,049,884
          Other..................................       45,121            15,551
          Corporate..............................      342,264           363,871
                                                  ------------     -------------
                                                  $  2,453,063     $   2,429,306
                                                  ============     =============
       Capital expenditures (c)
          Lodging................................ $    119,542     $      43,030
          Other..................................            -                 -
          Corporate..............................        6,559             7,743
                                                  ------------     -------------
                                                  $    126,101     $      50,773
                                                  ============     =============

    ----------
   (a) Other revenues are derived from Promus Vacation Resorts and Promus' purchasing subsidiary.
   (b) Operating profit excludes corporate and business combination expenses and interest and net gain on asset dispositions.
   (c) Capital expenditures do not include the purchase of Harrison in 1998 or Doubletree LaPosada in 1999.

   Promus does not record net gains on asset dispositions, interest and dividend income, or interest expense at the segment level; therefore, segment assets do not include investments or notes receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   On September 3, 1999, Promus Hotel Corporation (Promus) signed a definitive merger agreement with Hilton Hotels Corporation (Hilton). Under the terms of the agreement, Hilton will acquire all of Promus' outstanding common stock for cash and Hilton common stock. Promus stockholders may elect to receive cash or stock but in any event, 55% of the Promus shares will be converted into cash and 45% will be converted into Hilton common stock. Promus stockholders of record at the close of business on October 15, 1999 are eligible to vote on the merger. Promus filed a joint proxy statement with the Securities and Exchange Commission on Schedule 14A on October 21, 1999. The joint proxy statement includes the notice of the meeting of stockholders to be held on November 30, 1999, a description and discussion of the merger, the agreement and plan of merger, and other important information pertaining to the merger. The definitive merger agreement also provides for various covenants and other restrictions for us to follow until the merger is complete. The merger is expected to be completed on November 30, 1999, subject to the approval of the Promus and Hilton stockholders.

   On September 30, 1999, the Promus system contained 1,443 hotels, representing over 203,000 hotel rooms. Promus has hotels in all 50 states, the District of Columbia, Puerto Rico, and six foreign countries. Our brands include:

   -     Doubletree Hotels
   -     Doubletree Guest Suites
   -     Doubletree Club Hotels
   -     Embassy Suites
   -     Hampton Inn
   -     Hampton Inn & Suites
   -     Homewood Suites
   -     Red Lion Inns and Hotels

   The Promus system also includes certain properties that are not Promus-branded.

   Of these 1,443 hotels, 1,112 were owned/operated by franchisees and we operated 331 and owned 51. Depending on the hotel brand, each franchisee is charged royalty fees of up to four percent of suite or room revenues in exchange for the use of one of our brand names and franchise-related services.

   At September 30, 1999, Promus operated properties included:

              Wholly-owned hotels.........................     51
              Leased hotels...............................     73
              Joint venture hotels........................     23
              Hotels managed for third parties............    184
                                                            -----
                       Total..............................    331
                                                            =====

   We receive management fees for operating hotels. Management fees are based on a percentage of the hotel's gross revenues, operating profits, cash flow, or a combination of each. Our results of operations for owned and leased hotels reflect the revenues and expenses of these hotels.

   We also license eight vacation interval ownership properties under the Embassy Vacation Resort and Hampton Vacation Resort brand names. We earn franchise fees on net interval sales and on revenues related to the rental of interval units. We also earn management fees for our role as manager of some of the vacation resort properties.

   We own a mix of Promus-brand hotels that enhance our role as manager and franchisor for our brands. In the second quarter of 1999, we announced our intention to reduce our ownership of real estate by opportunistically selling our owned hotels. During the third quarter of 1999, we sold 10 Hampton Inns and 4 Homewood Suites. For a more detailed discussion please see "Real Estate Sales".

RESULTS OF OPERATIONS

   The principal factors affecting our results are:

   -     continued growth in the number of system-wide hotel rooms
   -     occupancy and room rates achieved by hotels
   -     the relative mix of owned, leased, managed and franchised hotels
   -     our ability to manage costs

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

   Revenue per Available Room for
   Comparable Hotels (a)

                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                     SEPTEMBER 30,                SEPTEMBER 30,
                                1998     1999   INCREASE    1998      1999    INCREASE
                                ----     ----   --------    ----      ----    --------
   Doubletree Hotels.......... $75.63   $76.39    1.0 %    $74.71    $75.83     1.5 %
   Embassy Suites............. $88.49   $90.17    1.9 %    $90.38    $91.92     1.7 %
   Hampton Inn................ $52.02   $53.11    2.1 %    $48.99    $49.77     1.6 %
   Hampton Inn & Suites....... $65.56   $66.67    1.7 %    $59.39    $60.93     2.6 %
   Homewood Suites............ $70.17   $72.42    3.2 %    $73.36    $72.70    (0.9)%
   Other hotels (b)........... $73.21   $73.58    0.5 %    $69.96    $70.87     1.3 %

   ----------
   (a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of September 30, 1999 and managed or franchised by Promus since July 1, 1998, for the quarterly comparison and since January 1, 1998 for the year-to-date comparison. Doubletree franchised hotels are not included in the statistical information.

   (b) Includes results for the 15 Red Lion hotels as well as the results for comparable hotels managed/leased under other franchisors' brands or as independent hotels and/or conference centers.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

   OPERATING REVENUES AND EXPENSES

   Third quarter 1999 revenues decreased 3.7%, or $11.1 million, to $285.2 million compared to third quarter 1998 revenues of $296.2 million.

   The following table compares operating revenues and expenses for the three months ended September 30, 1998 and 1999 (dollars in thousands):

                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,           INCREASE      PERCENTAGE
                                                    1998           1999       (DECREASE)       CHANGE
                                                 ----------    ----------     ----------       ------
       Franchise and management fees............ $   59,341    $   56,296     $  (3,045)         (5.1) %
       Owned hotel revenues.....................    107,355       110,671         3,316           3.1
       Leased hotel revenues....................    110,823       102,086        (8,737)         (7.9)
       Purchasing and service fees..............      7,091         6,781          (310)         (4.4)
       Joint venture income and other revenues..     11,617         9,316        (2,301)        (19.8)
                                                 ----------    ----------     ---------        ------
              Total operating revenues..........    296,227       285,150       (11,077)         (3.7)
                                                 ----------    ----------     ---------        ------
       General and administrative expenses......     26,060        17,753         8,307          31.9
       Owned hotel expenses.....................     64,752        68,926        (4,174)         (6.4)
       Leased hotel expenses....................     95,555        87,724         7,831           8.2
       Depreciation and amortization............     20,086        18,587         1,499           7.5
       Business combination expenses............          -         3,194        (3,194)          N/A
                                                 ----------    ----------     ---------        ------
              Total operating expenses..........    206,453       196,184        10,269           5.0
                                                 ----------    ----------     ---------        ------
       Net gain on asset dispositions...........      8,541        26,719        18,178         212.8
                                                 ----------    ----------     ---------        ------
              Operating income.................. $   98,315    $  115,685     $  17,370          17.7 %
                                                 ==========    ==========     =========        ======

       Operating margins:
         Total (a)..............................      33.2 %         40.6 %
         Owned hotels (b).......................      39.7           37.7
         Leased hotels (c)......................      13.8           14.1

   ----------
  (a) Operating income divided by total operating revenue.
  (b) Owned hotel revenues less owned hotel expenses divided by owned hotel revenues.
  (c) Leased hotel revenues less leased hotel expenses divided by leased hotel revenues.

   Franchise and management fees - The decrease was due to lower termination fees and incentive management fees that declined by $5.7 million from the amounts received in the third quarter of 1998. Excluding the termination fees of $3.6 million for the third quarter of 1998, franchise and management fees would have been up 0.9%. Incentive management fees declined by $2.1 million in the third quarter of 1999 from the third quarter of 1998 due mainly to scheduled reductions in incentive fee percentages on three larger hotels' management contracts. An increase in fees from new contracts and improved performance at existing franchised and managed properties helped to offset the declines. Since September 30, 1998 we added 144 franchise and management contracts (net of terminations) to the Promus system.

   Owned hotel revenues and expenses - Revenue and expense increases are due to the addition of five hotels since September 30, 1998, partially offset by the sale of 15 hotels, 14 of which closed in September 1999. Revenue growth also occurred as a result of increases in RevPAR. The operating margin decline on owned hotels primarily resulted from the impact of our new hotels opened since the third quarter of 1998. New hotels typically generate lower operating margins prior to reaching maturity.

   Leased hotel revenues and expenses - Since September 30, 1998, the number of leased hotels decreased by five, including four hotels which were converted to management contracts. The decrease in the number of leased hotels caused a decrease in revenues and expenses for the third quarter of 1999. The operating margin for leased hotels increased to 14.1% for the quarter ended September 30, 1999 from 13.8% for the same period in 1998.

   Purchasing and service fees - We negotiate preferred supplier agreements on behalf of our franchised and managed hotels which generate rebates and we manage various capital projects for a fee. Our fees decreased 4.4% for the three months ended September 30, 1999, compared with the same period in 1998 due to a reduction in project management fees.

   Joint venture income and other revenues - Compared to the third quarter of 1998, joint venture income and other revenues declined by $2.3 million, or 19.8%, versus the third quarter of 1999. The decline was primarily due to gains recognized last year on several joint venture ownership positions, as well as performance declines for the joint venture portfolio this year.

   General and administrative expenses - Expenses for the third quarter of 1999 included a charge of $0.7 million for retention and employment-related expenses associated with the management change following the Promus/Doubletree merger. Expenses for the third quarter of 1998 included a charge of $10.1 million relating to the resignation of Promus' then Chairman/CEO and its President. Excluding the effect of these unusual items, general and administrative expenses increased $1.1 million, or 6.8%, in the third quarter of 1999 compared with the third quarter of 1998.

   Depreciation and amortization - The decrease of $1.5 million for the third quarter of 1999 compared to the third quarter of 1998 is primarily due to the hotel sales as well as the discontinuance of depreciation on hotels held for sale in the third quarter of 1999. These reductions were partially offset by depreciation associated with the addition of five company-owned hotels, as well as, property and equipment additions at existing hotels since the third quarter of 1998.

   Business combination expenses - In connection with our pending merger with Hilton, we incurred $3.2 million of expenses in the third quarter of 1999. The expenses were primarily for fees to investment bankers and attorneys, travel related to the merger, and the write-off of certain deferred costs whose benefit will not be realized after the merger.

   OTHER ITEMS AFFECTING NET INCOME

   Interest and dividend income - Interest and dividend income was $4.4 million in the third quarter of 1999 compared to $4.7 million in the third quarter of 1998. The decrease was due to lower interest income from notes receivable.

   Interest expense - Interest expense was $17.9 million in third quarter 1999 compared to $16.3 million in third quarter 1998. The increase was due to higher average borrowings for the third quarter of 1999 over the third quarter of 1998. Average borrowings increased to fund the repurchase of a portion of Promus' outstanding common stock. A lower average interest rate paid for borrowings in third quarter 1999 helped to reduce the increase in interest expense caused by the higher average borrowings.

   Operating results for the third quarter of 1999 reflected an overall tax rate of 37.6%, compared with an overall rate of 39.3% for the third quarter of 1998. Minority interest share of net income reflects the profits allocable to third party owners of consolidated joint venture hotels.

   Net income and earnings per diluted share for the quarter ended September 30, 1999 were $63.1 million and $0.80, respectively, compared to $51.8 million and $0.60, respectively for 1998. It is difficult to compare operating results due to the inclusion in the third quarter of 1999 and 1998 of certain unusual items. Included in third quarter 1999 results were (a) a $0.7 million charge for retention and employment-related expenses associated with the management change following the Promus/Doubletree merger, (b) charges of $3.2 million related to the Hilton/Promus business combination, and (c) $26.7 million of net gains on asset dispositions. Unusual items for the third quarter of 1998 were (a) a gain of $8.5 million on the sale of securities and
   (b) a charge of $10.1 million for severance costs related to the resignation of Promus' then Chairman/CEO and its President. Excluding these items, net income and earnings per diluted share for the third quarter of 1999 and 1998 would have been $48.9 million and $0.62 and $52.8 million and $0.61, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

   OPERATING REVENUES AND EXPENSES

   Revenues for the first nine months of 1999 decreased 1.1%, or $9.1 million, to $832.4 million compared to the revenues for the first nine months of 1998 of $841.5 million.

   The following table compares operating revenues and expenses for the nine months ended September 30, 1998 and 1999 (dollars in thousands):

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,           INCREASE       PERCENTAGE
                                                    1998           1999       (DECREASE)       CHANGE
                                                 ----------    ----------    -----------       ------
       Franchise and management fees............ $  167,773    $  165,656    $   (2,117)         (1.3) %
       Owned hotel revenues.....................    300,946       322,788        21,842           7.3
       Leased hotel revenues....................    318,489       293,341       (25,148)         (7.9)
       Purchasing and service fees..............     18,379        16,786        (1,593)         (8.7)
       Joint venture income and other revenues..     35,910        33,831        (2,079)         (5.8)
                                                 ----------    ----------    -----------       ------
              Total operating revenues..........    841,497       832,402        (9,095)         (1.1)
                                                 ----------    ----------    ----------        ------
       General and administrative expenses......     64,654        62,741         1,913           3.0
       Owned hotel expenses.....................    184,489       204,163       (19,674)        (10.7)
       Leased hotel expenses....................    279,624       259,075        20,549           7.3
       Depreciation and amortization............     58,623        61,317        (2,694)         (4.6)
       Business combination expenses............          -         3,194        (3,194)          N/A
                                                 ----------    ----------    ----------        ------
              Total operating expenses..........    587,390       590,490        (3,100)         (0.5)
                                                 ----------    ----------    ----------        ------
       Net gain on asset dispositions...........     10,826        26,011        15,185         140.3
                                                 ----------    ----------    ----------        ------
              Operating income.................. $  264,933    $  267,923    $    2,990           1.1 %
                                                 ==========    ==========    ==========        ======

       Operating margins:
         Total (a)..............................      31.5 %         32.2 %
         Owned hotels (b).......................      38.7           36.8
         Leased hotels (c)......................      12.2           11.7

   ----------
   (a) Operating income divided by total operating revenue.
   (b) Owned hotel revenues less owned hotel expenses divided by owned hotel revenues.
   (c) Leased hotel revenues less leased hotel expenses divided by leased hotel revenues.

   Franchise and management fees - Franchise and management fees declined by 1.3% for the first nine months of 1999, compared to the first nine months of 1998. The decreases were due to change of ownership fees, termination fees and incentive management fees. These fee types decreased $14.1 million for the nine months ended September 30, 1999, compared to the same period in 1998. The decrease in fee revenue was partially offset by the addition of 144 franchise and management contracts (net of terminations) since September 30, 1998 and by improved performance at existing franchised and managed properties.

   Owned hotel revenues and expenses - Revenue and expense increases are due to the addition of five hotels since September 30, 1998, partially offset by the sale of 15 hotels, 14 of which closed in September 1999. Revenue growth also occurred as a result of increases in RevPAR. The operating margin decline on owned hotels primarily resulted from the impact of the new hotels opened since the beginning of 1998. New hotels typically generate lower operating margins prior to reaching maturity.

   Leased hotel revenues and expenses - Since September 30, 1998, the number of leased hotels decreased by five, including four hotels which were converted to management contracts. The decrease in the number of leased hotels caused a decrease in revenues and expenses for the third quarter of 1999. A decline in the performance at existing leased hotels also contributed to lower leased revenue. The operating margin for leased hotels decreased to 11.7% for the nine months ended September 30, 1999 from 12.2% for the same period in 1998.

   Purchasing and service fees - We negotiate preferred supplier agreements on behalf of our franchised and managed hotels which generate rebates and we manage various capital projects for a fee. Our fees decreased 8.7% for the nine months ended September 30, 1999, over the same period in 1998 due to lower project management fees. The decrease was partially offset by a 16% increase in our preferred vendor programs.

   Joint venture income and other revenues - During the first nine months of 1999, we realized a $1.3 million gain related to the sale of a joint venture hotel. Also, during the first nine months of 1998 we realized a $1.3 million gain on the sale of excess joint venture land. Excluding these unusual items, joint venture income and other revenues for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 decreased by $2.1 million, or 6.1%. The decline was primarily due to gains recognized last year on several joint venture ownership positions, as well as performance declines for the joint venture portfolio this year.

   General and administrative expenses - Expenses for the first nine months of 1999 included a charge of $9.7 million for retention and employment-related expenses associated with the management change following the Promus/Doubletree merger. Expenses for the first nine months of 1998 included a charge of $10.1 million relating to the resignation of Promus' then Chairman/CEO and its President. Excluding the effect of these unusual items, general and administrative expenses decreased $1.5 million, or 2.8%, in the first nine months of 1999 compared with the first nine months of 1998.

   Depreciation and amortization - The increase of $2.7 million for the first nine months of 1999 over the same period in 1998 was primarily due to the addition of five owned hotels and property and equipment additions at existing hotels since the first nine months of 1998. The increase was partially offset by hotel sales and the discontinuance of depreciation on hotels held for sale in the third quarter of 1999.

   Business combination expenses - In connection with our pending merger with Hilton, we incurred $3.2 million of expenses in the third quarter of 1999. The expenses were primarily for fees to investment bankers and attorneys, travel related to the merger, and the write-off of certain deferred costs whose benefit will not be realized after the merger.

   OTHER ITEMS AFFECTING NET INCOME

   Interest and dividend income - Interest and dividend income was $14.2 million in the first nine months of 1999 compared to $15.3 million in the first nine months of 1998. The decrease was due to lower interest income from notes receivable and escrow deposits. Escrow deposits represented proceeds from hotel sales in 1997. We deposited these proceeds into interest earning accounts until they were used for hotel purchases during the first quarter of 1998.

   Interest expense - Interest expense was $50.7 million for the first nine months of 1999 compared to $46.5 million for the first nine months of 1998. The increase was due to higher average borrowings for the first nine months of 1999 over the first nine months of 1998. Average borrowings increased to fund the repurchase of a portion of Promus' outstanding common stock. A lower average interest rate paid for borrowings in the first nine months of 1999 helped to reduce the increase in interest expense caused by the higher average borrowings.

   Operating results for the first nine months of 1999 reflected an overall tax rate of 37.6%, compared with an overall rate of 39.3% for the first nine months of 1998. Minority interest share of net income reflects the profits allocable to third party owners of consolidated joint venture hotels.

   Net income and earnings per diluted share for the nine months ended September 30, 1999 were $142.8 million and $1.75, respectively, compared to $140.0 million and $1.60, respectively for 1998. It is difficult to compare operating results due to the inclusion in the first nine months of 1999 and 1998 of certain unusual items. Included in the results for the first nine months of 1999 were (a) a $1.3 million gain on the sale of a joint venture hotel, (b) $9.7 million in charges relating to employment-related expenses associated with the management change following the Promus/Doubletree merger,
   (c) charges of $3.2 million related to the Hilton/Promus business combination, and (d) $26.0 million of net gains on asset dispositions. Unusual items in the first nine months of 1998 included (a) a net gain of $1.3 million on the sale of excess joint venture land, (b) gains of $0.6 million on the prior sale of hotels, (c) gains of $10.2 million on the sale of securities, and (d) a charge of $10.1 million for severance costs related to the resignation of Promus' then Chairman/CEO and its President. Excluding these items, net income and earnings per diluted share for the first nine months of 1999 and 1998 would have been $133.8 million and $1.64 and $138.8 million and $1.59, respectively.

   Overall

   Promus' operating income, excluding the effect of unusual items, decreased 7.0% to $92.9 million for the third quarter of 1999 from $99.9 million for the same period in 1998. Promus' operating income, excluding the effect of unusual items, decreased 3.6% to $253.5 million for the first nine months of 1999 from $262.9 million for the same period in 1998. This decrease in operating income was due to lower franchise and management fee revenue and decreases in the operating income from leased hotels. These decreases were partially offset by increases in operating income from owned hotels. The decrease in franchise and management fee revenue from 1998 levels was due to lower one-time fees from change of ownership and termination fees and lower incentive management fees. The decrease in one-time fees has been offset somewhat by our ability to grow our portfolio of franchised and managed hotels. Due to the size and strength of our infrastructure and systems, openings of additional franchised or managed properties require fewer incremental costs.

EARNINGS BEFORE INTEREST EXPENSE, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

   We consider EBITDA to be a useful measure of our operating performance. EBITDA is also considered useful by the investment community to aid in understanding our results and can be used to measure our ability to service debt or fund capital expenditures. EBITDA should not be used as an alternative to net income, operating income, cash from operations or any other operating or liquidity performance measure as defined by generally accepted accounting principles. We will continue to incur cash expenditures for interest expense and income taxes, which are not included in EBITDA. Our EBITDA before unusual items for the third quarter of 1999 decreased $8.8 million or 7.0% compared to the third quarter of 1998. The decrease for the first nine months of 1999 compared to the same period in 1998 was $7.9 million or 2.3%. Our interest coverage, defined as EBITDA before unusual items divided by interest expense, was 6.5 times for the third quarter of 1999 compared to 7.7 times for the third quarter of 1998. Interest coverage for the first nine months of 1999 was 6.5 times compared to 7.2 times for the same period in 1998.

SYSTEM GROWTH

   Hotels

   In the first nine months of 1999, we added 106 net hotels and 11,522 net rooms to our hotel system, compared to the addition of 114 net hotels and 11,379 net rooms during the first nine months of 1998. Net room additions, by brand, were as follows:

                                              NET ROOMS ADDED
                             -------------------------------------------------------
                             QUARTERS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                             ------------------------    ---------------------------
                               1998           1999           1998           1999
                              ------        -------        -------        -------
   Doubletree Hotels ..          999            346            906             57
   Hampton Inn ........        1,922          3,184          7,145          7,301
   Hampton Inn & Suites          460            790          1,900          1,742
   Embassy Suites .....          401            482            243          1,583
   Homewood Suites ....          328             (2)         2,067          1,321
   Other ..............         (185)           240           (882)          (482)
                              ------        -------        -------        -------
                               3,925          5,040         11,379         11,522
                              ======        =======        =======        =======

   Hampton Inn continued to lead Promus' unit growth, with 33 net property additions during the quarter and 77 net properties added during the first nine months. We expect to continue growing the Hampton Inn brand as demand from franchisees and hotel guests appears strong. Doubletree added a net of one hotel during the nine months ended September 30, 1999. Embassy Suites added a net of five hotels in the first nine months of 1999. The greatest percentage growth in the first nine months of 1999 occurred within the Homewood Suites and Hampton Inn & Suites brands. Homewood Suites added 10 hotels, a 16.8% increase in total rooms. Hampton Inn & Suites added 15 hotels, a 31.2% increase in total rooms. Other non-Promus branded hotel rooms decreased by a net of two management contracts, including terminations of three contracts and an addition of one management contract.

   Promus' development pipeline as of September 30, 1999 contained 301 properties that were either in the design or construction phase, as follows:

                                                    UNDER
                                                CONSTRUCTION/    IN
                                                 CONVERSION    DESIGN      TOTAL
                                                 ----------    ------      -----
         Hampton Inn .......................          81          81         162
         Homewood Suites ...................          13          15          28
         Hampton Inn & Suites ..............          28          24          52
         Embassy Suites ....................          10          25          35
         Doubletree Hotels, Suites and Clubs           7          13          20
         Other .............................           1           3           4
                                                     ---         ---         ---
                                                     140         161         301
                                                     ===         ===         ===

   The 161 properties in design represent over 22,000 rooms. During the quarter, Promus' rate of rescissions of hotel projects in its development pipeline was consistent with past history. We are developing 13 of the properties in the pipeline for operation as company owned hotels until they are sold to third parties. Franchisees are developing the remaining hotels in the pipeline. Financing for our franchise driven brands continues to be made available by local and regional banks. The underwriting on these loans remains conservative with loan-to-cost ratios of 60-75%. This means the developers are required to provide the balance of the funding. We expect to achieve our target of opening 150 hotels in 1999.

   Promus plans to grow its brands through franchising, the addition of management contracts and construction of new hotels. In addition, we are assessing the market position of individual properties/markets.

   The success of our ability to grow our number of franchised and managed hotels is affected by, among other things, national and regional economic conditions, capital markets, credit availability, relationships with franchisees and owners as well as competition from other hotel franchisors and managers, and, temporarily, uncertainty relating to the pending merger with Hilton.

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

   Vacation Resorts

   We have two licensed Promus Vacation Resort products: Embassy Vacation Resorts and Hampton Vacation Resorts. Promus Vacation Resort statistics are as follows:

                                                         DECEMBER 31,     SEPT. 30,
                                                           1998             1999
                                                         ------------     ---------
         Total vacation resorts open...................          8               8
         Total available timeshare units...............      1,374           1,374
         Total available timeshare intervals...........     70,074          70,074
         Total timeshare intervals sold*...............     24,425          36,187

   * Includes pre-sold intervals for resorts under construction

   Other

   System growth comes mainly from construction of franchised hotels, strategic alliances with others, and incentives provided to hotel owners as a means of obtaining franchise and management contracts. The hotel industry is in a period of consolidation, which is expected to continue.

CAPITAL SPENDING

   We expect to spend between $175.0 million and $200.0 million during 1999 to fund the following:

   -     hotel and resort development
   -     refurbish existing facilities
   -     support our hotel management and business systems
   -     loan funds to hotel owners
   -     invest in joint ventures
   -     and pursue other corporate related projects

   In order to maintain our quality standards, ongoing refurbishment of existing company owned and leased hotel properties will continue in 1999 with estimated annual expenditures of approximately $65.0 million. Our capital expenditures for refurbishment totaled $26.2 million for the nine months ended September 30, 1999. Total capital expenditures for the items listed above totaled $95.1 million in the first nine months of 1999. Additionally, we spent $158.4 million in the first nine months of 1999 to reacquire a portion of our outstanding shares under the share repurchase programs authorized by our board of directors and announced in August 1998 and April 1999. The repurchase program announced in August 1998 was completed in the second quarter of 1999. The share repurchase program announced in April 1999 is authorized through December 31, 2000. However, due to the business combination discussions with Hilton, we did not repurchase any shares during the third quarter of 1999 and we do not intend to repurchase shares in the fourth quarter. The business combination with Hilton is subject to approval by Hilton's and our stockholders. Stockholder meetings are scheduled for November 30, 1999, for both Promus and Hilton. The 1999 projected capital spending of $175.0 to $200.0 million does not include the share repurchase programs.

   Cash necessary to finance projects currently identified can be made available from the following sources:

   -     operating cash flows
   -     our revolving credit facility
   -     joint venture partners
   -     specific project financing
   -     sales of existing hotel assets and/or investments
   -     and, if necessary, Promus debt and/or equity offerings

We are currently subject to certain restrictions as described in the merger agreement with Hilton as to amounts of capital transactions over and above these outlined in our capital spending plan for 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Net operating cash flows increased $33.0 million for the first nine months of 1999 over the comparable 1998 level. This increase was primarily due to the decrease in accounts receivable, deferred costs and other assets in the first nine months of 1999 compared to first nine months of 1998. Non-recurring items in the first nine months of 1999 provided $14.4 million in pre-tax operating cash flows, compared to $2.0 million in the first nine months of 1998.

   Net cash flows used in investing activities decreased by $184.8 million in 1999 from 1998 levels. Uses of cash for investing activities in 1998 included $61.2 million for the purchase of Harrison and $126.1 million for purchases of property and equipment. Proceeds from the sale of real estate and securities and the use of escrow deposits provided $35.6 million in investing cash flows in the first nine months of 1998. The decrease in cash flows used in 1999 over 1998 was partially offset by increased loans, net of collections, to owners of managed and franchised hotels in 1999, an increase of $119.1 million in cash provided by sales of real estate and securities, and a decrease of $75.3 million in cash used to purchase property and equipment.

   Net cash used in financing activities increased $162.0 million in the first nine months of 1999 from the same period in 1998. The increase in net cash used during the first nine months of 1999 was attributable to treasury stock purchases of $158.4 million, compared to $59.7 million in the first nine months of 1998. Proceeds from the exercise of stock options decreased by $19.8 in the first nine months of 1999, compared to 1998. Increases in net borrowings used to fund treasury stock purchases were partially offset by the proceeds of real estate sales. Compared to 1998, cash used for net repayments of borrowings increased $43.5 million for the first nine months of 1999.

   On September 30, 1999, we had a working capital surplus of $140.0 million, compared to a $29.3 million deficit at December 31, 1998. The change in working capital from a deficit to a surplus was primarily due to the reclassification of $89.4 million in net assets of 12 owned hotels to assets held for sale. These net assets were shown as current assets because the sales are anticipated to close within the next 12 months. Also contributing to the change in working capital from a deficit to a surplus was the issuance of a $26.6 million short-term note receivable. This note receivable was issued to the purchaser of four Homewood Suites and is due on October 1, 2000.

   Our cash management program uses all excess cash to pay down debt amounts outstanding under the Promus Facility. We do not believe that the current ratio is an appropriate measure of our short-term liquidity without considering the aggregate availability of our capital resources. Strong operating cash flow, borrowings available under the Promus Facility, and our ability to obtain additional financing through various financial markets, provide more than sufficient resources to meet our liquidity needs for the next year.

REAL ESTATE SALES

   In the third quarter of 1999, we sold four owned Homewood Suites and 10 owned Hampton Inn hotels. Management and franchise agreements for the four Homewood Suites and franchise agreements for the 10 Hampton Inn hotels were signed. The aggregate sales price of these hotels was $135.3 million. The total net book value of the 14 hotels was approximately $81.0 million. The total gain recognized, net of costs to sell, was $44.7 million. In connection with the sale of the four Homewood Suites, we issued a note receivable to the purchaser in the amount of $26.6 million. This note represented 75% of the sales price. The note requires monthly principal and interest payments and will mature in October 2000. We deferred $5.8 million of the net gains on the sale of the Homewood Suites under the installment method of accounting. The deferred gain will be recognized over the term of the note as payments are collected.

   We have identified 12 additional hotels to be held for sale. Nine of these hotels will be sold in the fourth quarter of this year. We expect to sell the three remaining hotels within the next 12 months. A valuation reserve of $17.3 million was recorded on two of the hotels held for sale. This valuation reserve was recognized in the third quarter and included in operating income.

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

   -     Property-Based Systems and Facility Systems

         Promus has engaged an independent consultant to perform on-site inventories and assessments of the property-based systems and facility systems at all hotels that are managed or owned by us. This phase is complete, although it is anticipated that remediation activities will continue throughout the remainder of the year. For franchised hotels, we have provided their owners and general managers with a Year 2000 Compliance Guide and additional communications to assist them in performing their assessments. We requested all franchise hotels sign a Year 2000 compliance sign-off form indicating that remediation steps and contingency plans are complete and that emergency procedures will be reviewed by the hotel staff prior to December 31, 1999. Year 2000 readiness is part of our 1999 quality assurance audits of all hotels.

   -     Contingency Planning

         Promus is developing contingency plans to respond to business disruptions that may occur as a result of Year 2000 problems. The principal areas of focus for contingency planning are hotel operations, corporate finance, human resources, information technology, and corporate facilities. The hotels have completed their plans, subject to updating and refinement throughout the remainder of the year. The remaining areas are scheduled for completion in November 1999.

   Year 2000 Remediation Costs

   During the first nine months of 1999, Promus spent approximately $0.6 million on Year 2000 remediation costs. Since 1997, we have spent approximately $1.7 million on the remediation of the Year 2000 problem in the computer systems at our corporate offices and hotels, most of which was internal labor costs. We expect to incur approximately $0.4 million in additional Year 2000 problem remediation costs over the remainder of 1999.

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

   The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Promus' derivatives at September 30, 1999 were cash flow hedges.

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

   Forward-looking statements are those that express management's view of future performance and trends, and usually are preceded with "expects", "anticipates", "believes", "hopes", "estimates", "plans" or similar phrasing, and include statements regarding Year 2000 readiness and potential exposure, Promus' ability to increase rates, margin improvements and projected expenditures, capital spending and availability of capital resources and the status of the pending merger with Hilton. Such statements are based on management's beliefs, assumptions and expectations, which in turn are based on information currently available to management. Our actual performance and results could differ materially from those expressed in or contemplated by the forward-looking statements due to a number of factors, many of which are beyond our ability to predict or control. Such factors include, but are not limited to, operations of existing hotel properties, including the effects of competition and customer demand; changes in the size of Promus' hotel system, including anticipated scope and opening dates of new developments, planned future capital spending, terminations of franchise or management agreements or dispositions of properties; relationships with third parties, including franchisees, lessors, hotel owners, lenders and others; litigation or other judicial actions; changes in the national economy or regional economies, which among other things, affect business and leisure travel and expenditures and capital availability for hotel development; and adverse changes in interest rates for both Promus and its franchisees and business partners which, among other things, affect new hotel development; real estate values; and credit availability. Promus disclaims any obligation to update forward-looking information. For further information on factors which could impact Promus and the statements contained herein, please refer to the current, quarterly and annual reports and other filings, including without limitation our joint proxy statement on Schedule 14A filed on October 21, 1999, and our 10-K for the year ended December 31, 1998, made with the Securities and Exchange Commission.

PERFORMANCE STATISTICS

                                    NUMBER OF HOTELS                  NUMBER OF ROOMS/SUITES
                            ------------------------------      ----------------------------------
                              AS OF        CHANGE SINCE            AS OF         CHANGE SINCE
                            ---------  -------------------      ----------   ---------------------
                            SEPT. 30,  JUNE 30,   DEC. 31,       SEPT. 30,   JUNE 30,     DEC. 31,
                              1999      1999        1998          1999         1999         1998
                              -----     ----      --------      --------      -------      -------
   Doubletree Hotels (a)
      Company owned .....        16       --            --         4,649           --          (97)
      Leased ............        14       --            (4)        3,877           --         (935)
      Joint venture (b) .         4       --            --         1,100           --           98
      Management contract        91       --             4        24,962         (123)         633
      Franchised ........        52        2             1        12,281          469          358
                              -----     ----      --------      --------      -------      -------
                                177        2             1        46,869          346           57
   Embassy Suites
      Company owned .....         6       --            --         1,299           --           --
      Joint venture (b) .        19       --            --         5,098           --          154
      Management contract        60       --             2        15,049           (1)         624
      Franchised ........        65        2             3        14,710          483          805
                              -----     ----      --------      --------      -------      -------
                                150        2             5        36,156          482        1,583
   Hampton Inn
      Company owned .....         0      (10)          (11)           --       (1,378)      (1,504)
      Leased ............        18       --            --         2,250           --           --
      Management contract         7       --            --           929           --           --
      Franchised ........       878       43            88        90,203        4,562        8,805
                              -----     ----      --------      --------      -------      -------
                                903       33            77        93,382        3,184        7,301
   Hampton Inn & Suites
      Company owned .....         1        1             1           133          133          133
      Management contract         3       --            --           408           --           --
      Franchised ........        59        6            14         6,792          657        1,609
                              -----     ----      --------      --------      -------      -------
                                 63        7            15         7,333          790        1,742
   Homewood Suites
      Company owned .....        18       (4)           (1)        2,127         (478)        (105)
      Management contract         8        4             3           949          478          395
      Franchised ........        58       --             8         6,112           (2)       1,031
                              -----     ----      --------      --------      -------      -------
                                 84       --            10         9,188           (2)       1,321
   Other Hotels (c)
      Company owned .....        10       --            --         1,622            2            2
      Leased ............        41       --            --         6,433           --           --
      Management Contract        15        1            (2)        2,583          238         (484)
                              -----     ----      --------      --------      -------      -------
                                 66        1            (2)       10,638          240         (482)
   Total System
      Company owned .....        51      (13)          (11)        9,830       (1,721)      (1,571)
      Leased ............        73       --            (4)       12,560           --         (935)
      Joint venture (b) .        23       --            --         6,198           --          252
      Management contract       184        5             7        44,880          592        1,168
      Franchised ........     1,112       53           114       130,098        6,169       12,608
                              -----     ----      --------      --------      -------      -------
                              1,443       45           106       203,566        5,040       11,522
                              =====     ====      ========      ========      =======      =======

----------
(a) Includes Doubletree Hotels, Doubletree Guest Suites and Doubletree Club Hotel brands.
(b) For statistical purposes only, Promus classifies unconsolidated joint ventures in which it holds less than a 20% interest as management contracts and consolidated joint ventures in which it owns more than a 50% interest as company owned.
(c) Includes Red Lion Inns and Hotels, University Hotels and Conference Centers, as well as hotels managed/leased under other franchisors' brands or as independent hotels and/or conference centers.

                                                   MANAGED       FRANCHISED         TOTAL
                                             ----------------  ---------------   ---------------
                                                  SEPT. 30,       SEPT. 30,        SEPT. 30,
                                             ----------------  ---------------   ---------------
                                              1998     1999     1998    1999     1998     1999      INCREASE
                                             -------  -------  -------  ------   ------  -------    ---------
Promus Vacation Resorts
   Resort properties........................       5        5        3       3        8        8          -
   Timeshare units..........................     442      500      874     874    1,316    1,374         58
   Timeshare intervals available............  22,542   25,500   44,574  44,574   67,116   70,074      2,958
   Timeshare intervals sold (a) ............  12,324   22,020    8,939  14,167   21,263   36,187     14,924

----------
 (a) Includes pre-sales for resorts under construction but not yet open.

                             THIRD QUARTER ENDED SEPT. 30,(a)      NINE MONTHS ENDED SEPT. 30, (a)
                             --------------------------------      -------------------------------
                               1998       1999       CHANGE        1998         1999        CHANGE
                             -------    --------     ------       --------     --------     ------
   Doubletree Hotels (b)
     Occupancy .........        74.2%       73.7%    (0.5) pts        71.7 %       71.5%     (0.2) pts
     ADR ...............     $101.97    $ 103.70      1.7 %       $ 104.22     $ 105.99       1.7 %
     RevPAR ............     $ 75.63    $  76.39      1.0 %       $  74.71     $  75.83       1.5 %

   Embassy Suites
     Occupancy .........        74.5%       75.8%     1.3 pts         74.2 %       75.3%      1.1 pts
     ADR ...............     $118.77    $ 119.01      0.2 %       $ 121.82     $ 122.06       0.2 %
     RevPAR ............     $ 88.49    $  90.17      1.9 %       $  90.38     $  91.92       1.7 %

   Hampton Inn
     Occupancy .........        74.9%       73.4%    (1.5) pts        68.6 %       70.2%     (1.6) pts
     ADR ...............     $ 69.54    $  72.39      4.1 %       $  68.23     $  70.89       3.9 %
     RevPAR ............     $ 52.02    $  53.11      2.1 %       $  48.99     $  49.77       1.6 %

   Hampton Inn & Suites
     Occupancy .........        74.1%       73.7%    (0.4) pts        71.5 %       71.5%      0.0 pts
     ADR ...............     $ 88.62    $  90.48      2.1 %       $  83.11     $  85.27       2.6 %
     RevPAR ............     $ 65.56    $  66.67      1.7 %       $  59.39     $  60.93       2.6 %

   Homewood Suites
     Occupancy .........        73.9%       77.7%     3.8 pts         76.4 %       75.8%      0.6 pts
     ADR ...............     $ 94.93    $  93.22     (1.8)%       $  97.55     $  95.89      (1.7)%
     RevPAR ............     $ 70.17    $  72.42      3.2 %       $  73.36     $  72.70      (0.9)%

   Other Hotels (c)
     Occupancy .........        73.5%       71.2%    (2.3) pts        70.6 %       68.7%     (1.9) pts
     ADR ...............     $ 99.53    $ 103.31      3.8 %       $  98.96     $ 103.12       4.2 %
     RevPAR ............     $ 73.21    $  73.58      0.5 %       $  69.96     $  70.87       1.3 %

----------
(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of September 30, 1999 and managed or franchised by Promus or managed by Doubletree since July 1, 1998 for the quarterly comparison and since January 1, 1998 for the year-to-date comparison. Doubletree franchised hotels are not included in the statistical information.

(b) Includes Doubletree Hotels, Doubletree Guest Suites and Doubletree Club Hotel brands.
(c) Includes results for the 15 Red Lion hotels as well as the results for comparable hotels managed/leased under other franchisors' brands or as independent hotels and/or conference centers.

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

                                                            MATURITY DATE
                                  ----------------------------------------------------------------                FAIR
                                     1999       2000       2001       2002       2003   THEREAFTER    TOTAL      VALUE(1)
                                  --------    -------    -------    -------    -------  ----------   --------    --------
                                                           (DOLLARS IN MILLIONS)
Assets:
Notes Receivable
  Fixed rate ................     $    0.4    $  29.8    $  18.6    $    --    $   1.9    $  53.4    $  104.1    $  102.6
    Average interest rate .....        7.1%       8.6%      13.2%        --       10.0%       7.9%        9.0%
  Variable rate .............     $   15.6    $    --    $    --    $    --    $    --    $    --    $   15.6    $   15.6
    Average interest rate (2)          9.4%        --         --         --         --         --         9.4%

Liabilities:
Long-term debt
  Fixed rate ................     $    2.2    $   1.9    $   2.1    $  37.9    $   1.3    $  56.6    $  102.0    $   99.9
    Average interest rate .....        7.9%       7.9%       7.9%       6.1%       7.5%       7.4%        6.9%
  Variable rate .............     $  650.1    $    --    $    --    $    --    $    --    $    --    $  650.1    $  650.1
    Average interest rate (2)          5.8%        --         --         --         --         --         5.8%

Interest Rate Swaps:
  Variable to Fixed .........     $  175.0    $    --    $    --    $  38.6    $    --    $    --    $  213.6    $   (0.5)
    Average pay rate ........          6.1%        --         --        6.4%        --         --         6.1%
    Average receive rate ....          5.5%        --         --        5.3%        --         --         5.5%

----------
(1) The carrying values of variable rate notes receivable approximate fair value due to their interest terms. The fair value of the fixed rate notes receivable was based on discounted cash flows. The carrying values of variable rate long-term debt approximate fair value due to their short maturities and interest terms. The fair value of the fixed rate long-term debt was based on market quotes for debt instruments with similar terms. The fair value of the swap agreements was based on the price we would have to pay to terminate them.
(2) The average interest rates were based on September 30, 1999, variable rates. Actual rates in future periods could vary.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or around September 7, 1999, two actions were filed in the Court of Chancery for the State of Delaware by alleged common stockholders of Promus on behalf of a purported class of similarly situated Promus stockholders. The actions are styled Steven Goldstein v. Promus Hotel Corporation, et al., C.A. No. 17410NC and Joseph Carco v. Promus Hotel Corporation, et al., C.A. No. 17411NC. The complaints in the actions, which are substantially similar, name as defendants Promus, the members of the Promus board of directors and Hilton, and allege that the Promus directors breached their fiduciary duties to Promus stockholders by agreeing to the acquisition and by allegedly failing to obtain the highest value for Promus stockholders, and that Hilton allegedly aided and abetted such alleged breaches of fiduciary duty. The complaints seek injunctive relief and monetary damages in an unspecified amount. We intend to defend the actions vigorously.

On or about October 11, 1999, an action was filed in the United States District Court for the Southern District of Florida entitled Hotelrama Associates, Ltd.
v. Hilton Hotels Corporation (Case No. 99-CV02717). The plaintiff is the owner of the Fountainebleu Hilton Resort & Towers in Miami, Florida, which is managed by Hilton. The complaint alleges that the acquisition will cause Hilton to be in violation of territorial restrictions contained in the management agreement. The complaint seeks an injunction enjoining Hilton from violating the restrictive covenant by its acquisition of Promus and for the entry of a judgment entitling the plaintiff to any and all remedies available under Florida law. Hilton has indicated that it intends to defend the action vigorously and we have filed a motion to intervene in the proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EX-2         Agreement and Plan of Merger. (1)

         EX-11        Computation of Per Share Earnings. (2)

         EX-27        Financial Data Schedule. (2)

(b)      Reports on Form 8-K  (File No. 1-13719):

         Date of Current Report                                       Subject
         ----------------------                                       -------
         September 3, 1999                       Joint press release with Hilton Hotels Corporation
                                                 announcing an Agreement and Plan of Merger
                                                 providing for the merger of Promus Hotel Corporation
                                                 and a wholly owned subsidiary of Hilton, reported
                                                 under Item 5.

                                                 Agreement and Plan of Merger
                                                 dated as of September 3, 1999
                                                 among Promus Hotel Corporation
                                                 Hilton Hotels Corporation and
                                                 Chicago Hilton, Inc., reported
                                                 under Item 7.

           October 26, 1999                      Press release announcing Promus Hotel
                                                 Corporation's earnings for the three and nine months
                                                 ended September 30, 1999, reported under Item 5.





--------
Footnotes

(1)  Incorporated by reference to Form 8-K filed September 3, 1999.
(2)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PROMUS HOTEL CORPORATION



November 12, 1999                    By: /s/ DAN L. HALE
                                     -------------------------------------------
                                     Dan L. Hale
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer and
                                     Duly Authorized Officer)

                                  EXHIBIT INDEX

                      SEQUENTIAL
EXHIBIT NO.           DESCRIPTION                                     PAGE NO.
-----------           -----------                                     --------

(a)    EX-2           Agreement and Plan of Merger (1)

(b)    EX-11          Computation of Per Share Earnings. (2)            30

(c)    EX-27          Financial Data Schedule. (2)

(d) Reports on Form 8-K:

       Date of Current Report                                         Subject
       ----------------------                                         -------
September 3, 1999                                Joint press release with Hilton Hotels Corporation
                                                 announcing an Agreement and Plan of Merger
                                                 providing for the merger of Promus Hotel Corporation
                                                 and a wholly owned subsidiary of Hilton, reported
                                                 under Item 5.

                                                 Agreement and Plan of Merger dated as of September 3, 1999 among Promus Hotel Corporation, Hilton Hotels Corporation and
                                                 Chicago Hilton, Inc., reported under Item 7.

October 26, 1999                                 Press release announcing Promus Hotel Corporation's earnings for the three and nine months ended September 30, 1999,
                                                 reported under Item 5.




--------
Footnotes

(1)  Incorporated by reference to Form 8-K filed September 3, 1999.
(2)  Filed herewith.